Form 10-Q
period 2021-06-30
Traeger, Inc.
filed 2021-09-10
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40694

Traeger, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2739741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1215 E Wilmington Ave, Suite 200
Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip code)

(801) 701-7180
(Registrants telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	COOK	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of September 8, 2021, there were 117,547,916 shares of the registrant's common stock, par value $0.0001 outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Traeger” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on July 28, 2021 in connection with our initial public offering, to Traeger, Inc., and (2) prior to the completion of such conversion, to TGPX Holdings I LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion” in this Quarterly Report on Form 10-Q for further information.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

•We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

•Our growth depends, in part, on expanding into additional markets, and we may not be successful in doing so.

•Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.

•If we fail to cost-effectively attract new customers or retain our existing customers, we may not be able to increase sales.

•Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims or product recalls.

•We may be subject to product liability and warranty claims and product recalls that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could harm our reputation or brand and have an adverse effect on our business, financial condition, and results of operations.

•We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.

•Use of social media and community ambassadors may materially and adversely affect our reputation or subject us to fines or other penalties.

•We derive a significant majority of our revenue from sales of our grills. A decline in sales of our grills would negatively affect our future revenue and results of operations.

•We derive the majority of our revenues from three major retailers and a decline in demand from these retailers or failure by these retailers to perform their contractual obligations would cause our customer base, results of operations and business to suffer.

•The COVID-19 pandemic could adversely affect certain aspects of our business and negatively impact ability to access capital in the future.

•We have significant international operations and are exposed to risks associated with doing business globally and many of our products are manufactured by third parties outside of the United States.

•We rely on a limited number of third-party manufacturers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.

•The ability of our stockholders to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock.

•We are a “controlled company” under the corporate governance rules of the New York Stock Exchange and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Traeger, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except unit amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$75,252	$11,556
Accounts receivable, net	119,898	64,840
Inventories, net	86,151	68,835
Prepaid expenses and other current assets	11,084	13,776
Total current assets	292,385	159,007
Property, plant, and equipment, net	39,288	32,404
Goodwill	256,838	256,838
Intangible assets, net	523,225	539,841
Other long-term assets	7,424	1,491
Total assets	$1,119,160	$989,581
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Accounts payable	$28,954	$21,673
Accrued expenses	71,883	54,697
Line of credit	8,000	—
Current portion of notes payable	3,825	3,407
Current portion of capital leases	410	296
Total current liabilities	113,072	80,073
Notes payable, net of current portion	493,434	433,605
Capital leases, net of current portion	750	536
Other non-current liabilities	341	327
Total liabilities	607,597	514,541
Commitments and contingencies—See Note 8
Member’s equity
108,724,422 Member’s capital common units authorized, issued, and outstanding at June 30, 2021 and December 31, 2020	—	—
Member’s capital	573,539	571,038
Accumulated deficit	(61,976)	(95,998)
Total member’s equity	511,563	475,040
Total liabilities and member’s equity	$1,119,160	$989,581
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$213,022	$153,190	$448,595	$266,973
Cost of revenue	129,715	86,502	264,657	148,530
Gross profit	83,307	66,688	183,938	118,443
Operating expense
Sales and marketing	47,269	20,985	78,120	37,703
General and administrative	24,802	9,306	38,358	18,310
Amortization of intangible assets	8,301	8,132	16,602	16,263
Total operating expense	80,372	38,423	133,080	72,276
Income from operations	2,935	28,265	50,858	46,167
Other income (expense), net:
Interest expense	(7,877)	(9,063)	(15,689)	(18,248)
Loss on extinguishment of debt	(1,957)	—	(1,957)	—
Other income (expense)	1,996	167	1,538	(600)
Total other expense, net	(7,838)	(8,896)	(16,108)	(18,848)
Income (loss) before provision for income taxes	(4,903)	19,369	34,750	27,319
Provision for income taxes	4	516	728	547
Net income (loss)	$(4,907)	$18,853	$34,022	$26,772
Comprehensive income (loss)	$(4,907)	$18,853	$34,022	$26,772
Net income (loss) attributable to common unit holders	$(4,907)	$18,853	$34,022	$26,772
Net income (loss) per unit, basic and diluted	$(0.05)	$0.17	$0.31	$0.25
Weighted-average number of units outstanding, basic and diluted	108,724,422	108,724,422	108,724,422	108,724,422
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
(unaudited)
(in thousands, except unit amounts)

	Three Months Ended June 30, 2021 and 2020
	Common Units		Member’s Capital	Accumulated Deficit	Total Member’s Equity
	Units Outstanding	No Par Value
Balance at March 31, 2021	108,724,422	—	$571,994	$(57,069)	$514,925
Equity-based compensation	—	—	1,545	—	1,545
Net loss	—	—	—	(4,907)	(4,907)
Balance at June 30, 2021	108,724,422	—	$573,539	$(61,976)	$511,563

Balance at March 31, 2020	108,724,422	—	$559,092	$(119,681)	$439,411
Equity-based compensation	—	—	640	—	640
Net income	—	—	—	18,853	18,853
Balance at June 30, 2020	108,724,422	—	$559,732	$(100,828)	$458,904

	Six Months Ended June 30, 2021 and 2020
	Common Units		Member’s Capital	Accumulated Deficit	Total Member’s Equity
	Units Outstanding	No Par Value
Balance at December 31, 2020	108,724,422	—	$571,038	$(95,998)	$475,040
Equity-based compensation	—	—	2,501	—	2,501
Net income	—	—	—	34,022	34,022
Balance at June 30, 2021	108,724,422	—	$573,539	$(61,976)	$511,563

Balance at December 31, 2019	108,724,422	—	$558,478	$(127,600)	$430,878
Equity-based compensation	—	—	1,254	—	1,254
Net income	—	—	—	26,772	26,772
Balance at June 30, 2020	108,724,422	—	$559,732	$(100,828)	$458,904
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,022	$26,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	4,497	3,326
Amortization of intangible assets	16,942	16,593
Amortization of deferred financing costs	1,373	1,344
Loss on disposal of property, plant and equipment	51	50
Loss on extinguishment of debt	1,957	—
Equity-based compensation expense	2,501	1,254
Bad debt expense	107	—
Unrealized loss on derivative contracts	4,112	111
Change in operating assets and liabilities:
Accounts receivable	(55,165)	(57,184)
Inventories, net	(17,316)	5,782
Prepaid expenses and other current assets	(1,420)	(1,908)
Other long-term assets	(279)	—
Accounts payable and accrued expenses	24,798	16,398
Deferred rent	13	34
Net cash provided by operating activities	16,194	12,572
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(11,248)	(5,427)
Acquisition of subsidiaries	—	(200)
Capitalization of patent costs	(327)	(250)
Proceeds from notes receivable	—	21
Net cash used in investing activities	(11,575)	(5,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	65,000	57,000
Repayments on line of credit	(57,000)	(50,000)
Proceeds from long-term debt	510,000	—
Payment of deferred financing costs	(8,478)	(339)
Repayments of long-term debt	(446,355)	(1,704)
Principal payments on capital lease obligations	(184)	(154)
Payment of deferred offering costs	(3,906)	—
Net cash provided by financing activities	59,077	4,803
Net increase in cash	63,696	11,519
Cash at beginning of period	11,556	7,077
CASH AT END OF PERIOD	$75,252	$18,596
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,898	$12,113
Cash paid for income taxes	$874	$76
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$511	$257
Property, plant, and, equipment included in accounts payable	$662	$1,264
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – TGPX Holdings I LLC and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbeque grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including covers, barbeque tools, trays, liners, and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.

In July 2021, the Company effected a forward split of its 10 common units into 108,724,422 common units. All unit, per unit and related information presented in the accompanying consolidated financial statements have been retroactively adjusted, where applicable, to reflect the impact of the split of common units. As of June 30, 2021, the 108,724,422 common units in the Company were held by TGP Holdings LP and there were no potentially dilutive securities at the TGPX Holdings I LLC level. Accordingly, basic and diluted earnings per share presented on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as of June 30, 2021 and 2020 are the same.

Immediately prior to the effectiveness of the registration statement pertaining to the Company’s initial public offering (“IPO”) on July 28, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation, and changed its name to Traeger, Inc. Pursuant to the statutory corporate conversion (the "Corporate Conversion"), all of the outstanding limited liability company interests of TGPX Holdings I LLC were converted into shares of common stock of Traeger, Inc., and TGP Holdings LP (the “Partnership”) became the holder of such shares of common stock of Traeger, Inc. In connection with the Corporate Conversion, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of the IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, following the Partnership’s liquidation and distribution, including the elimination of any fractional shares resulting therefrom, and the Corporate Conversion, the Company had 108,724,387 shares of common stock outstanding immediately prior to the IPO.
Pushdown Accounting – On September 25, 2017, AEA Investors LP, TCP Traeger Holdings SPV LLC, Ontario Limited, and other management and limited partners purchased a 100% equity stake (the “Transaction”) in Traeger Pellet Grills Holdings LLC through a merger agreement in which TGP Holdings LP (“Purchaser”) was formed. TGPX Holdings I LLC was formed and became a wholly owned subsidiary of Purchaser on that date. Total consideration transferred by the Purchaser for the acquisition of Traeger Pellet Grills Holdings LLC was $954 million. The Company has applied pushdown accounting from the Transaction to recognize the fair value of assets acquired and liabilities assumed. This included recording newly established fair values for property, plant, and equipment and the recognition of identified intangibles and goodwill in the purchase price allocation.

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q.

The year-end condensed consolidated balance sheet data was derived from the Company’s audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s final prospectus for its IPO, filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on July 30, 2021 (the “Prospectus”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status – The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of its common stock that is held by non-affiliates is at least $700 million as of the last business day of its most recently completed second fiscal quarter, (ii) the end of the fiscal year in which the Company has total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which the Company issues more than $1.0 billion in non-convertible debt in a three-year period, or (iv) the end of the fiscal year in which the fifth anniversary of the Company’s IPO occurs, which will be December 31, 2026.
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include business combination accounting for the fair value of assets acquired and liabilities assumed, customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable and foreign currency contracts. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers (each large U.S. retailers) that accounted for a significant portion of net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	17%	20%	20%	18%
Customer B	16%	11%	20%	17%
Customer C	16%	15%	16%	17%
As of June 30, 2021, those same three customers accounted for a significant portion of trade accounts receivable of 15%, 19%, and 16% for customers A, B, and C, respectively, compared to 18%, 21%, and 19% as of December 31, 2020. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2021 and 2020, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2021 and December 31, 2020.
The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars. The Company does have sales to certain dealers located in the European Union, the United Kingdom and Canada which are denominated in Euros, British Pounds and Canadian Dollars, respectively.
The Company relies on a limited number of suppliers for its contract manufacturing of grills and accessories. A significant disruption in the operations of certain of these manufacturers, or in the transportation of parts and accessories would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
Recently Issued Accounting Standards
As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. There have been no material changes to the implementation or evaluation of “Recently Issued Accounting Standards” as described in the Company's annual audited financial statements for the period ended December 31, 2020.

3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2021	2020	2021	2020
Grills	$156,101	$111,419	$334,756	$194,593
Consumables	41,178	32,221	81,991	56,015
Accessories	15,743	9,550	31,848	16,365
Total revenue	$213,022	$153,190	$448,595	$266,973

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2021	2020	2021	2020
North America	$203,692	$149,642	$429,943	$259,080
Rest of world	9,330	3,548	18,652	7,894
Total revenue	$213,022	$153,190	$448,595	$266,973

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2021	2020	2021	2020
Retail	$195,921	$137,526	$425,748	$245,905
Direct to consumer	17,101	15,664	22,847	21,068
Total revenue	$213,022	$153,190	$448,595	$266,973
4 – BALANCE SHEET COMPONENTS
Accounts receivable consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$137,977	$77,574
Allowance for doubtful accounts	(755)	(652)
Reserve for returns, discounts and allowances	(17,324)	(12,082)
Total accounts receivable, net	$119,898	$64,840
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$3,629	$1,161
Work in process	10,691	6,087
Finished goods	71,831	61,587
Inventories, net	$86,151	$68,835
Included within inventories are adjustments of $0.0 million and $0.8 million at June 30, 2021 and December 31, 2020, respectively, to record inventory to net realizable value.
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrual for inventories in-transit	$24,402	$27,012
Warranty accrual	8,094	6,728
Accrued compensation and bonus	4,995	6,179
Other	34,392	14,778
Accrued expenses	$71,883	$54,697
The changes in the Company’s warranty liability, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warranty accrual, beginning of period	$8,071	$5,132	$6,728	$4,798
Warranty claims	(2,205)	(2,062)	(3,666)	(3,256)
Warranty costs accrued	2,228	2,917	5,032	4,445
Warranty accrual, end of period	$8,094	$5,987	$8,094	$5,987
5 – DERIVATIVES
The Company is exposed to foreign currency exchange rate risk related to its purchases and international operations. The Company utilizes foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of the Company’s foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and the Company’s election as to whether to hedge the transactions. There are no derivative instruments entered into for speculative purposes.
The Company had outstanding foreign currency contracts as of June 30, 2021 and December 31, 2020. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the consolidated balance sheet and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other expense, net in the consolidated statements of operations.
The Company’s only derivative transactions were foreign currency contracts. Gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2021	December 31, 2020
Gross Asset Fair Value	$2,148	$6,259
Gross Liability Fair Value	—	—
Net Asset Fair Value	$2,148	$6,259
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gain (loss)	$2,899	$57	$5,448	$(244)
Unrealized gain (loss)	(763)	389	(4,112)	(111)
Totals gains (loss)	$2,136	$446	$1,336	$(355)
6 – FAIR VALUE MEASUREMENTS
Financial assets and liabilities valued using Level 1 inputs are based on unadjusted quoted market prices within active markets. Financial assets and liabilities valued using Level 2 inputs are based primarily on observable trades and/or prices for similar assets or liabilities in active or inactive markets. Financial assets and liabilities valued using Level 3 inputs are primarily valued using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2021	As of December 31, 2020
Assets:
Derivative assets—foreign currency contracts (1)	2	$2,148	$6,259
Total assets		$2,148	$6,259
(1)Included in prepaid expenses and other current assets in the consolidated balance sheet
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2021 and December 31, 2020, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
The fair value of the Company’s derivative assets through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2.
The following financial instruments are recorded at their carrying amount (in thousands of dollars):

	As of June 30, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien (1)	$510,000	$510,423	$—	$—
Debt—First Lien and Second Lien (2)	—	—	446,355	439,253
Total liabilities	$510,000	$510,423	$446,355	$439,253
(1)Included in notes payable in the consolidated balance sheet. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy
(2)The First Lien and Second Lien were refinanced and repaid on June 29, 2021.
7 – DEBT AND FINANCING ARRANGEMENTS
On September 25, 2017, we entered into (i) a first lien credit agreement with various lenders ("First Lien Credit Agreement") and (ii) a second lien credit agreement with a syndicate of various lenders ("Second Lien Credit Agreement") and together with the First Lien Credit Agreement. On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lender parties thereto as joint lead arrangers and joint bookrunners ("New First Lien Credit Agreement"). The New First Lien Credit Agreement provides for a $560.0 million senior secured term loan facility ("New First Lien Term Loan Facility"), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility ("New Revolving Credit Facility").
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our Public Debt Rating (each as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The New First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement). As of June 30, 2021, and the total principal amount outstanding on the New First Lien Term Loan Facility was $510.0 million, and the Company had not drawn on the delayed draw term loan.

Loans under the New Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The New Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2021, there was no outstanding principal balance under the New Revolving Credit Facility.
The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine if repurchased debt was substantially different than debt issued to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a $2.0 million loss from early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income.
In connection with the New First Lien Credit Agreement, the Company paid financing costs totaling $8.4 million, of which $6.7 million related to the New First Lien Term Loan Facility and $1.7 million related to the New Revolving Credit Facility. The total financing costs included an original issue discount of $2.8 million. Costs incurred in connection with New First Lien Term Loan Facility were deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the loan. Costs incurred in connection with the delayed draw and revolving credit facility were deferred and recorded as other assets. These costs are being amortized to interest expense on a straight-line basis over the term of respective credit facilities.
The New First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2021, we were in compliance with the covenants under the prior Credit Facilities.
Accounts Receivable Credit Facility
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement ("Amended Receivables Financing Agreement") and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of June 30, 2021, we had drawn down $8.0 million under this facility for general corporate and working capital purposes. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
8 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
9 – EQUITY-BASED COMPENSATION
TGP Holdings LP established a management incentive equity pool, authorizing a maximum of 99,389 total units, or 15% of the total authorized units, for purpose of compensatory awards to employees and certain directors of the Company. Under the Plan, eligible management employees and directors are granted a certain number of Class B Units of TGP Holdings LP which are considered to be profit interests. The participation threshold of the Class B Units is established for each grant based on the fair market value of TGP Holdings LP membership units at the date of the grant.
The Company recognized $1.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively of compensation expense in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $2.5 million and $1.3 million, respectively. As of June

30, 2021, total unrecognized compensation expense for unvested units totaled $4.4 million, and are expected to vest over a weighted average period of 2.4 years.
As the performance criteria related to the extraordinary performance units has not been achieved, and the achievement of the performance criteria has not been deemed to be probable at any time up to and including June 30, 2021, no equity-based compensation expense has been recorded related to these units. As of June 30, 2021, unrecognized compensation related to extraordinary performance units was $2.8 million.
10 – INCOME TAXES
For the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $0.0 million and $0.5 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $0.7 million and $0.5 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome.
11 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $4.2 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. Amounts payable to the third party as of June 30, 2021 and December 31, 2020 was $1.7 million and $0.7 million, respectively.
12 – EARNINGS (LOSS) PER UNIT
The Company discloses two calculations of earnings per member unit: basic earnings per unit and diluted earnings per unit. The numerator in calculating basic earnings per unit and diluted earnings per unit is consolidated net income. The denominator in calculating basic earnings per unit is the weighted average units outstanding. The denominator for diluted earnings per unit is the same as basic because there were no potential dilutive common units outstanding.
The computation of basic and diluted earnings per common unit is as follows (in thousands, except unit and per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) available to members—basic and diluted	$(4,907)	$18,853	$34,022	$26,772
Weighted average number of units—basic and diluted	108,724,422	108,724,422	108,724,422	108,724,422
Earnings (loss) per unit—basic and diluted	$(0.05)	$0.17	$0.31	$0.25
There were no potentially dilutive securities outstanding as of June 30, 2021 and June 30, 2020. Equity-based compensation awards are granted at a parent level above the Company’s consolidation results and the expense related to those awards is pushed down to the Company.
13 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through September 9, 2021, the date the Condensed Consolidated Financial Statements were available to be issued.
On July 1, 2021, the Company acquired all of the equity interests of Apption Labs Limited and its subsidiaries. Apption Labs Limited specializes in the manufacture and design of innovative hardware and software related to small kitchen appliances. This acquisition will help facilitate the Company’s entry into the adjacent accessories market and bolster its existing portfolio with a complementary product. Total consideration for the acquisition included $60.0 million of cash paid at time of closing and up to $40 million in contingent consideration based on achievement of certain revenue thresholds for fiscal 2021 and 2022.

The Company has not finalized its accounting for the Apption Labs acquisition as this transaction recently occurred on July 1, 2021 and therefore, is unable to disclose preliminary accounting. The assets and liabilities acquired or that will result from the acquisition, include cash, fixed assets, accounts receivable, inventory, technology, intangible assets, contingent liabilities, and goodwill. All areas of the purchase accounting are not yet finalized, including the valuation of i) receivables, ii) intangible assets; iii) deferred purchase consideration, iv) inventory, and v) fixed assets. Additionally, the purchase price allocation is provisional for income tax-related matters. The Company anticipates reporting the preliminary purchase accounting associated with the acquisition in connection with the filing of its third quarter 2021 financial statements.
On July 12, 2021, the Board approved the acceleration of vesting of all unvested and outstanding Class B unit awards, subject to the successful completion of an initial public offering of the Company. The approval for the acceleration of vesting was determined to be a modification. As a result, the Company evaluated each of the modified awards to determine the necessary accounting. At the time of the initial public offering, awards where vesting was probable prior to and after the modification, will result in an acceleration of the remaining expense based on the original grant date fair value and awards where vesting was not probable, will result in recognition of the fair value of the modified awards as of the modification date.
The Company has estimated the fair value of the Class B unit awards on the date of modification using the midpoint of the preliminary price range related to the initial public offering, after giving effect to the conversion of vested Class B units into shares of the Company’s common stock. The conversion of the Class B units into shares of common stock will be determined by applying the equity value associated with existing Class A and Class B units and assuming the equity value is distributed to each unit in accordance with the order of cash distributions required by the TGP Holdings LP limited partnership agreement.
In connection with the completion of the Company’s initial public offering, based on the initial public offering price of $18.00 per share the Company estimates that it will incur aggregate equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B unit awards. Given the proximity of the modification to the initial public offering, the actual expense to be recorded by the Company will be based on the actual conversion of the Class B units into common stock and the valuation of the Company at time of the initial public offering.
On July 20, 2021, the Board approved 12,163,242 restricted stock unit (“RSU”) awards that became effective in connection with the completion of the Company’s initial public offering, which include RSUs granted to our Chief Executive Officer and to other employees, directors, and certain non-employees. The awards include a combination of time-based and performance based awards. The Company estimates the grant date fair value of the RSU awards to the Chief Executive Officer would be approximately $116.6 million, which would be expected to be recognized as compensation expense over a weighted average period of 4.94 years, and the grant date fair value of the RSU awards to other employees, directors, and certain non-employees would be approximately $73.2 million, which would be expected to be recognized as compensation expense over a weighted average period of 3.52 years.
In connection with the IPO, the board of directors and stockholders approved a certificate of incorporation to provide for 1,000,000,000 authorized shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share.
On August 2, 2021, the Company completed the IPO in which the Company issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share. The Company’s aggregate gross proceeds from the sale of shares in the IPO $158.8 million before underwriter discounts and commissions, fees and expenses of $18.3 million.
On August 11, 2021 the Company utilized proceeds received in connection with the initial public offering and repaid $130.8 million on its outstanding first lien term loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and operating results should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our final prospectus for our initial public offering (the “IPO”), filed with the Securities and Exchange Commission (the “SEC”), on July 30, 2021 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation some of the numbers have been rounded in the text below.
Overview
Traeger is the creator and category leader of the wood pellet grill, an outdoor cooking system that ignites all-natural hardwoods to grill, smoke, bake, roast, braise, and barbeque. Our grills are versatile and easy to use, empowering cooks of all skillsets to create delicious meals with a wood-fired flavor that cannot be replicated with gas, charcoal, or electric grills. Grills are at the core of our platform and are complemented by Traeger wood pellets, rubs, sauces, and accessories.
Our marketing strategy has been instrumental in building our brand and driving customer advocacy and revenue. We have disrupted the outdoor cooking market and created a passionate community, the Traegerhood, which includes foodies, pitmasters, backyard heroes, moms and dads, professional athletes, outdoorsmen and outdoorswomen, and world-class chefs. This community, together with our various marketing initiatives, has helped to promote our brand and products to the wider consumer population and supported our efforts to redefine outdoor cooking as an experience accessible to everyone. We have an active online and social media presence and a content-rich website that drives significant customer engagement and brings our Traegerhood together. We also directly engage with our current and target customers by sponsoring and participating in a variety of events, including live shows, outdoor festivals, rodeos, music and film festivals, barbecue competitions, fishing tournaments, and retailer events. We believe the style and authenticity of our customer engagement reinforces our brand and drives new and existing customer interest in our products and community.
Our revenue is primarily generated through the sale of our wood pellet grills, consumables, and accessories. We currently offer three series of grills – Pro, Ironwood and Timberline – as well as a selection of smaller, portable grills. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs, sauces, and other food items. Our accessories include grill covers, liners, tools, apparel and other ancillary items.
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer ("DTC") channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon.com, Costco, The Home Depot, and William Sonoma, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills.
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, and our wood pellets are produced at facilities located in New York, Oregon, Georgia, and Texas. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.

We believe our financial results have reflected our growth. Our revenue increased by 68.0% for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, and reached $448.6 million for the six months ended June 30, 2021, up from $267.0 million for the six months ended June 30, 2020. Our net income was $34.0 million for the six months ended June 30, 2021, compared to $26.8 million for the six months ended June 30, 2020. Our Adjusted EBITDA reached $91.1 million for the six months ended June 30, 2021, up from $67.9 million for the six months ended June 30, 2020. Adjusted

EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA useful and a discussion of the material risks and limitations of this measure, please see “non-GAAP Financial Measures” below.
Corporate Conversion and Initial Public Offering
Immediately prior to the effectiveness of our IPO registration statement on July 28, 2021, TGPX Holdings I LLC converted from a Delaware limited liability company into a Delaware corporation, and changed its name to Traeger, Inc. Pursuant to the statutory corporate conversion (the "Corporate Conversion"), all of the outstanding limited liability company interests of TGPX Holdings I LLC were converted into shares of common stock of Traeger, Inc., and TGP Holdings LP (the “Partnership”) became the hold of such shares of common stock of Traeger, Inc. In connection with the Corporate Conversion, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of the IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, following the Partnership’s liquidation and distribution, including the elimination of any fractional shares resulting therefrom, and the Corporate Conversion, we had 108,724,387 shares of common stock outstanding immediately prior to the IPO.

On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses of $18.3 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares).
Key Factors Affecting Our Performance
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors, that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our prospectus, dated July 28, 2021, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
Non-GAAP Financial Measures
In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that certain non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.
Each of Adjusted EBITDA and Adjusted Net Income is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because it provides a comparable overview of our operations across historical periods. In addition, we believe that providing each of Adjusted EBITDA and Adjusted Net Income, together with a reconciliation of net income (loss) to each such measure, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates, and/or different forms of employee compensation. For example, due to finite-lived intangible assets included on our balance sheet following our corporate reorganization in 2017, we have significant non-cash amortization expense attributable to the nature of our capital structure.
Each of Adjusted EBITDA and Adjusted Net Income is used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of Adjusted EBITDA and Adjusted Net Income help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or income from continuing operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Each of Adjusted EBITDA and Adjusted Net Income has inherent limitations because of the excluded items, and may not be directly comparable to similarly titled metrics used by other companies.
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude provision for income taxes, other (income) expense, interest expense, depreciation and amortization, equity-based compensation, non-routine legal expenses, non-routine start-up costs, offering related expenses, and non-routine refinancing expenses. Other (income) expense are gains (losses) on disposal of property, plant and equipment, impairments of long-term assets, and unrealized gains (losses) from derivatives.

Non-routine legal expenses are primarily external legal expenses for litigation, patent and trademark defense, and legal costs related to an acquisition. Non-routine start-up costs represent investments in a new product category. Offering related expenses are primarily for legal and consulting costs incurred in connection with our IPO process. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss)	$(4,907)	$18,853	$34,022	$26,772
Adjusted to exclude the following:
Provision for income taxes	4	516	728	547
Other (income) expense	2,720	(351)	6,068	166
Interest expense	7,877	9,063	15,689	18,248
Depreciation and amortization	10,740	10,119	21,439	19,947
Equity-based compensation	1,545	640	2,501	1,254
Non-routine legal expenses	1,512	434	2,754	976
Non-routine start-up costs	2,980	—	2,980	—
Offering related expenses	666	—	1,035	—
Non-routine refinancing expenses	3,895	—	3,895	—
Adjusted EBITDA	$27,032	$39,274	$91,111	$67,910
Revenue	213,022	153,190	448,595	266,973
Net income (loss) as a percentage of revenue	(2.3)%	12.3%	7.6%	10.0%
Adjusted EBITDA Margin	12.7%	25.6%	20.3%	25.4%

We calculate Adjusted Net Income as net income (loss) adjusted to exclude other (income) expense, equity-based compensation, non-routine legal expenses, amortization of acquisition intangibles, non-routine start-up costs, offering related expenses, and non-routine refinancing expenses. Amortization of acquisition intangibles includes amortization expense associated with intangible assets recorded in connection with the 2017 acquisition of Traeger Pellet Grills Holdings LLC. Adjusted Net Income should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted Net Income on a consolidated basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss)	$(4,907)	$18,853	$34,022	$26,772
Adjusted to exclude the following:
Other (income) expense	2,720	(351)	6,068	166
Equity-based compensation	1,545	640	2,501	1,254
Non-routine legal expenses	1,512	434	2,754	976
Amortization of acquisition intangibles	8,253	8,253	16,507	16,507
Non-routine start-up costs	2,980	—	2,980	—
Offering related expenses	666	—	1,035	—
Non-routine refinancing expenses	3,895	—	3,895	—
Tax impact of adjusting items	—	—	—	—
Adjusted Net Income	$16,664	$27,829	$69,762	$45,675
Impact of COVID-19
The COVID-19 pandemic has caused various elements of disruption to economies, businesses, markets and communities around the globe. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which drove higher unemployment levels and resulted in the closure of certain businesses. The COVID-19 pandemic has had a variety of impacts to the businesses of our retailers and suppliers, as well as customer behavior and discretionary spending. Although we cannot predict when the United States and global economy will fully recover from the COVID-19 pandemic, we believe that our business is well positioned to attract new customers, capitalize on existing and growing trends in our industry and benefit from the revival of the economy and discretionary spending. Nevertheless, we do not have certainty that a full economic recovery will happen in the near future, and it is possible that the prolonging of the COVID-19 pandemic could have certain adverse effects on our business, financial condition, and results of operations. Furthermore, our growth in the past year may obscure the extent to which seasonality and other trends have affected our business and may continue to affect our business. For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part II, Item 1A“Risk Factors” in this Quarterly Report on Form 10-Q.
In response to the COVID-19 pandemic, we quickly developed a plan of action that focused first on the health and safety of our employees. In March 2020, we implemented a work-from-home policy and began to establish safety measures at our wood pellet production facilities. Next, we took immediate action to protect our liquidity. These actions included reductions in discretionary spending and capital expenditures, a temporary hiring freeze, employee furloughs, and a reduction in our inventory purchase plan. At the end of the first quarter of 2020, we drew down the available capacity under our revolving credit facility to increase cash to sustain our operations. We also focused on business continuity across our value chain and operations, and made strategic pivots and reprioritized key initiatives to focus on our immediate response to the COVID-19 pandemic and maintain a nimble approach to our long-term strategy as we continued to monitor the situation. We have started to return a portion of our remote workforce to physical locations. We do not believe remote operations or our cost reduction initiatives have significantly impacted the productivity of our workforce or operations, or resulted in meaningful disruption to our sales activities or ongoing revenue generation.
The sale of our grills, consumables and accessories experienced considerable growth following the onset of the COVID-19 pandemic as people invested in recreational activities based around the home during periods of quarantine and limited public activities. At the beginning of the second quarter of 2020 as the impact of governmental pandemic-related measures on business activity took hold, we experienced sustained demand for our products as many of our specialty and hardware retailers were deemed essential by state and local governments and thus remained open to customers. In addition, consumer purchase behavior shifted to online retail, including our own website, which offset the impact of select store closures and stay-at-home orders. As the second quarter of 2020 progressed, we began experiencing significant demand across our distribution channels as customer interest in our products increased, retail stores began to reopen and online retail continued to benefit from favorable shifts in consumer purchase behavior. This strong demand continued throughout the second half of 2020, and we believe that this was a primary driver of our revenue growth during 2020. Together with the increased demand for our products, we experienced higher costs and supply chain delays as a result of restrictions or disruptions of transportation as a result of the pandemic. Late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility.

These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 and continued into early 2021.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of grills, consumables, and accessories in North America, which includes the United States and Canada. We recognize revenue, net of product returns, for our grills, consumables, and accessories generally at the time of delivery to retailers through our retail channel and to customers through our DTC channel. Estimated product returns are recorded as a reduction of revenue at the time of recognition and are calculated based on product returns history, observable changes in return behavior, and expected returns based on sales volume and mix. We also have certain contractual programs that can give rise to elements of variable consideration, such as volume incentive rebates, with estimated amounts of credits recorded as a reduction to revenue.
Although we experience demand for our products throughout the year, we believe there can be certain seasonal fluctuations in our revenue. We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same warm weather timeframe.
Gross Profit
Gross profit reflects revenue less cost of revenue. Cost of revenue consists of product costs, including the costs of components, costs of products from our third-party manufacturers, direct and indirect manufacturing costs across all products, packaging, inbound freight and duties, warehousing and fulfillment, warranty costs, product quality testing and inspection costs, excess and obsolete inventory write-downs, cloud-hosting costs for our WiFIRE connected grills, depreciation of tooling and manufacturing equipment, amortization of internal use software and patented technology, and certain employee-related expenses.
We calculate gross margin as gross profit divided by revenue. Gross margin can be impacted by several factors, including, in particular, product mix and sales channel mix. For example, gross margin on sales through our DTC channel is generally higher than gross margin on sales through our retail channel. If our DTC sales grow faster than sales from our retail channel, and if we are able to realize greater economies of scale or product cost improvements through engineering and sourcing, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These favorable anticipated gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or our planned expansion into new geographies, may impact our future gross margin. External factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies can also impact gross margin.
Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and equity-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We expect our sales and marketing expense to increase on an absolute dollar basis for the foreseeable future as we continue to increase the scope of outreach to potential new customers to drive our revenue growth. We also anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
General and Administrative
General and administrative expense consists primarily of employee-related expenses and facilities for our executive, finance, accounting, legal, human resources, information technology and other administrative functions. General and administrative expense also includes fees for professional services, such as external legal, accounting, and information and technology services, and insurance.

In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $5.8 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively.
We expect general and administrative expense, including our research and development expenses and external legal and accounting expenses, to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and develop new and enhance existing products and interactive software. We also anticipate increased administrative and compliance costs as a result of becoming a public company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationship and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017. These costs are amortized on a straight-line basis over 17 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Total Other Income (Expense), Net
Total other income (expense), net consists of interest expense and other income (expense). Interest expense includes interest and other fees associated with our credit facilities and receivables financing agreement. Other income (expense) also consists of any gains (losses) on the sale of long-lived assets and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$213,022	$153,190	$59,832	39.1%	$448,595	$266,973	$181,622	68.0%
Cost of revenue	129,715	86,502	43,213	50.0%	264,657	148,530	116,127	78.2%
Gross profit	83,307	66,688	16,619	24.9%	183,938	118,443	65,495	55.3%
Operating expense:
Sales and marketing	47,269	20,985	26,284	125.3%	78,120	37,703	40,417	107.2%
General and administrative	24,802	9,306	15,496	166.5%	38,358	18,310	20,048	109.5%
Amortization of intangible assets	8,301	8,132	169	2.1%	16,602	16,263	339	2.1%
Total operating expenses	80,372	38,423	41,949	109.2%	133,080	72,276	60,804	84.1%
Income from operations	2,935	28,265	(25,330)	(89.6)%	50,858	46,167	4,691	10.2%
Other income (expense), net:
Interest expense	(7,877)	(9,063)	1,186	(13.1)%	(15,689)	(18,248)	2,559	(14.0)%
Loss on extinguishment of debt	(1,957)	—	(1,957)	100.0%	(1,957)	—	(1,957)	100.0%
Other income (expense)	1,996	167	1,829	n.m.	1,538	(600)	2,138	n.m.
Total other income (expense), net	(7,838)	(8,896)	1,058	(11.9)%	(16,108)	(18,848)	2,740	(14.5)%
Income (loss) before provision for income taxes	(4,903)	19,369	(24,272)	(125.3)%	34,750	27,319	7,431	27.2%
Provision for income taxes	4	516	(512)	(99.2)%	728	547	181	33.1%
Net income (loss)	$(4,907)	$18,853	$(23,760)	(126.0)%	$34,022	$26,772	$7,250	27.1%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Grills	$156,101	$111,419	$44,682	40.1%
Consumables	41,178	32,221	8,957	27.8%
Accessories	15,743	9,550	6,193	64.8%
Total Revenue	$213,022	$153,190	$59,832	39.1%
Revenue increased by $59.8 million, or 39.1%, to $213.0 million for the three months ended June 30, 2021 compared to $153.2 million for the three months ended June 30, 2020. This increase was driven by strong demand for our grills, consumables, and accessories.
Revenue from our grills grew by $44.7 million, or 40.1%, to $156.1 million for the three months ended June 30, 2021 compared to $111.4 million for the three months ended June 30, 2020. This increase was driven by higher unit volume compared to the prior period.
Revenue from our consumables grew by $9.0 million, or 27.8%, to $41.2 million for the three months ended June 30, 2021 compared to $32.2 million for the three months ended June 30, 2020. This increase was driven by repeating sales of wood pellets and other consumables from our installed base of grills, as well as increased unit volume associated with the expansion of our installed base of grills.
Revenue from our accessories grew by $6.2 million, or 64.8%, to $15.7 million for the three months ended June 30, 2021 compared to $9.6 million for the three months ended June 30, 2020. This increase was driven by increased unit volume associated with the higher volume of grills sold.
Gross Profit

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Gross profit	$83,307	$66,688	$16,619	24.9%
Gross margin (Gross profit as a percentage of revenue)	39.1%	43.5%
Gross profit increased by $16.6 million, or 24.9%, to $83.3 million for the three months ended June 30, 2021 compared to $66.7 million for the three months ended June 30, 2020. Gross margin as a percentage of revenue decreased to 39.1% for the three months ended June 30, 2021 from 43.5% for the three months ended June 30, 2020. The decrease in gross margin was driven by increased shipping costs and appreciation of the Chinese Renminbi relative to the U.S. Dollar.
Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$47,269	$20,985	$26,284	125.3%
As a percentage of revenue	22.2%	13.7%
Sales and marketing expense increased by $26.3 million, or 125.3%, to $47.3 million for the three months ended June 30, 2021 compared to $21.0 million for the three months ended June 30, 2020. As a percentage of revenue, sales and marketing expense increased to 22.2% for the three months ended June 30, 2021 from 13.7% for the three months ended June 30, 2020. The increase in sales and marketing expense was driven by an increase in advertising costs to drive customer awareness, demand, and conversion, higher professional services expense primarily related to consulting and third-party customer service support, an increase in commission expense as sales increased and brand ambassadors performed a higher number of roadshows, and higher personnel-related expenses associated with an increase in headcount in our marketing, customer experience, and sales functions.
General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$24,802	$9,306	$15,496	166.5%
As a percentage of revenue	11.6%	6.1%
General and administrative expense increased by $15.5 million, or 166.5%, to $24.8 million for the three months ended June 30, 2021 compared to $9.3 million for the three months ended June 30, 2020. As a percentage of revenue, general and administrative expense increased to 11.6% for the three months ended June 30, 2021 from 6.1% for the three months ended June 30, 2020. The increase in general and administrative expense was driven by professional services fees related to third party costs incurred in connection with our refinancing of long-term debt and consulting services, higher personnel-related expenses associated with investments to build a team to support our current and future growth, and higher utilization of legal services.

Amortization of Intangible Assets

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,301	$8,132	$169	2.1%
As a percentage of revenue	3.9%	5.3%
Amortization of intangible assets, substantially attributable to the 2017 acquisition of the Company, increased $0.2 million, or 2.1%, to $8.3 million for the three months ended June 30, 2021 compared to $8.1 million for the three months ended June 30, 2020.
Other Expense, Net

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(7,877)	$(9,063)	$(1,186)	(13.1)%
Loss on extinguishment of debt	(1,957)	—	1,957	100.0%
Other expense	1,996	167	(1,829)	n.m.
Total other expense, net	$(7,838)	$(8,896)	$(1,058)	(11.9)%
As a percentage of revenue	3.7%	5.8%
Total other expense, net decreased by $1.1 million, or 11.9%, to $7.8 million for the three months ended June 30, 2021 compared to $8.9 million for the three months ended June 30, 2020. This decrease was due primarily to gains recorded on derivative instruments and a lower applicable interest rate on our first lien term loan and lower interest rate expense from our revolving line of credit. In 2020, we increased borrowings under our revolving credit facility as we sought to preserve liquidity during the initial phase of the COVID-19 pandemic. The decrease was offset by a loss recognized associated with the refinancing of our long-term debt.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Grills	$334,756	$194,593	$140,163	72.0%
Consumables	81,991	56,015	25,976	46.4%
Accessories	31,848	16,365	15,483	94.6%
Total Revenue	$448,595	$266,973	$181,622	68.0%
Revenue increased by $181.6 million, or 68.0%, to $448.6 million for the six months ended June 30, 2021 compared to $267.0 million for the six months ended June 30, 2020. This increase was driven by strong demand for our grills, consumables and accessories.
Revenue from our grills grew by $140.2 million, or 72.0%, to $334.8 million for the six months ended June 30, 2021 compared to $194.6 million for the six months ended June 30, 2020. This increase was driven by higher unit volume compared to the prior year.
Revenue from our consumables grew by $26.0 million, or 46.4%, to $82.0 million for the six months ended June 30, 2021 compared to $56.0 million for the six months ended June 30, 2020. This increase was driven by repeating sales of wood pellets and other consumables from our installed base of grills, as well as increased unit volume associated with the expansion of our installed base of grills.
Revenue from our accessories grew by $15.5 million, or 94.6%, to $31.8 million for the six months ended June 30, 2021 compared to $16.4 million for the six months ended June 30, 2020. This increase was a driven by increased unit volume associated with the higher volume of grills sold.
Gross Profit

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Gross profit	$183,938	$118,443	$65,495	55.3%
Gross margin (Gross profit as a percentage of revenue)	41.0%	44.4%
Gross profit increased by $65.5 million, or 55.3%, to $183.9 million for the six months ended June 30, 2021 compared to $118.4 million for the six months ended June 30, 2020. Gross margin as a percentage of revenue decreased to 41.0% for the year ended June 30, 2021 from 44.4% for the six months ended June 30, 2020. The decrease in gross margin was driven by increased shipping costs, appreciation of the Chinese Renminbi relative to the U.S. Dollar, and an increase in our use of contract manufacturing for the production of wood pellets, as we added third-party production to meet increased demand.
Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$78,120	$37,703	$40,417	107.2%
As a percentage of revenue	17.4%	14.1%
Sales and marketing expense increased by $40.4 million, or 107.2%, to $78.1 million for the six months ended June 30, 2021 compared to $37.7 million for the six months ended June 30, 2020. As a percentage of revenue, sales and marketing expense increased to 17.4% for the six months ended June 30, 2021 from 14.1% for the six months ended June 30, 2020. The increase in sales and marketing expense was driven by an increase in advertising costs to drive customer awareness, demand, and conversion, higher professional services expense primarily related to third-party customer service support, an increase in commission expense as sales increased and brand ambassadors performed a higher number of roadshows, and higher personnel-related expenses associated with an increase in headcount in our marketing, customer experience, and sale functions.
General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$38,358	$18,310	$20,048	109.5%
As a percentage of revenue	8.6%	6.9%
General and administrative expense increased by $20.0 million, or 109.5%, to $38.4 million for the six months ended June 30, 2021 compared to $18.3 million for the six months ended June 30, 2020. As a percentage of revenue, general and administrative expense decreased to 8.6% for the six months ended June 30, 2021 from 6.9% for the six months ended June 30, 2020. The increase in general and administrative expense was driven by professional services fees related to third party costs incurred in connection with our refinancing of long-term debt and consulting services, higher personnel-related expenses associated with investments to build a team to support our current and future growth, and higher utilization of legal services.
Amortization of Intangible Assets

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$16,602	$16,263	$339	2.1%
As a percentage of revenue	3.7%	6.1%
Amortization of intangible assets, substantially attributable to the 2017 acquisition of the Company, increased $0.3 million, or 2.1%, to $16.6 million for the six months ended June 30, 2021 compared to $16.3 million for the six months ended June 30, 2020.
Other Expense, Net

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(15,689)	$(18,248)	$2,559	(14.0)%
Loss on extinguishment of debt	(1,957)	—	(1,957)	100.0%
Other income (expense)	1,538	(600)	2,138	n.m.
Total other income (expense), net	$(16,108)	$(18,848)	$2,740	(14.5)%
As a percentage of revenue	3.6%	7.1%
Total other expense, net decreased by $2.7 million, or 14.5%, to $16.1 million for the six months ended June 30, 2021 compared to $18.8 million for the six months ended June 30, 2020. This decrease was due primarily to a lower applicable interest rate on our first lien term loan and lower interest rate expense from our revolving line of credit. In 2020, we increased borrowings under our revolving credit facility as we sought to preserve liquidity during the initial phase of the COVID-19 pandemic.

Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our credit facilities and receivables financing agreement.

As of June 30, 2021, we had cash and cash equivalents of $75.3 million, $125.0 million of available borrowing capacity under our New Revolving Credit Facility (as defined below) and $100.0 million of available borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2021, the total principal amount outstanding under our new First Lien Term Loan Facility was $510.0 million. After giving effect to our IPO, our aggregate principal amount of indebtedness outstanding under our New Credit Facilities (as defined below) would have been approximately $379.2 million as of June 30, 2021. We believe that our existing cash and cash equivalents, availability under our New Revolving Credit Facility and Receivables Financing Agreement, and our cash flows from operating activities will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations, for at least the next 12 months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. See Part II, Item 1A.“Risk Factors.”

In connection with the IPO, we granted restricted stock units (“RSUs”). Specifically, 7,782,957 shares of common stock are issuable in connection with the vesting of RSUs granted to our Chief Executive Officer (the “Chief Executive Officer

Award“) under our 2021 Incentive Award Plan (the “2021 Plan”), which awards became effective in connection with the IPO. In addition, 4,380,285 shares of common stock are issuable in connection with the vesting of RSUs granted to others (the “IPO RSUs” and, along with the Chief Executive Officer Award, the “IPO Awards”) under our 2021 Plan, including to our Chief Financial Officer and certain of our directors, which awards became effective in connection with the IPO. In light of the large number of RSUs subject to the IPO Awards, we anticipate that we will incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The grant date fair value of the Chief Executive Officer Award is estimated to be approximately $116.6 million, which we estimate will be recognized as compensation expense over a weighted average period of 4.94 years, though could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs is estimated to be approximately $73.2 million, which we estimate will be recognized as compensation expense over a weighted average period of 3.52 years. We expect the stock-based compensation expense relating to these awards to adversely impact our future financial results.

In addition, in connection with the completion of the IPO, we estimate that we will incur aggregate equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B unit awards issued by the TGP Holdings LP.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$16,194	$12,572
Net cash used in investing activities	(11,575)	(5,856)
Net cash provided by financing activities	59,077	4,803
Net increase in cash and cash equivalents	$63,696	$11,519
Cash Flow from Operating Activities
During the six months ended June 30, 2021, net cash provided by operating activities consisted of net income of $34.0 million and net non-cash adjustments to net income of $31.5 million, offset by net changes in operating assets and liabilities of $49.4 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $4.5 million, amortization of intangible assets of $16.9 million, equity-based compensation of $2.5 million, and unrealized gains on foreign currency contracts of $4.1 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2021 was primarily due to an increase in accounts receivable of $55.2 million and an increase in inventories of $17.3 million, offset in part by an increase in accounts payable and accrued expenses of $24.8 million.
During the six months ended June 30, 2020, net cash provided by operating activities consisted of net income of $26.8 million and net non-cash adjustments to net income of $22.7 million, offset by net changes in operating assets and liabilities of $36.9 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $3.3 million, amortization of intangible assets of $16.6 million, equity-based compensation of $1.3 million, and amortization of deferred financing costs of $1.3 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2020 was primarily due to an increase in accounts receivable of $57.2 million, offset in part by a decrease in inventories of $5.8 million and an increase in accounts payable and accrued expenses of $16.4 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $11.6 million. The cash flow used was driven by the purchase of property, plant, and equipment of $11.2 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website developments costs.
During the six months ended June 30, 2020, net cash used in investing activities was $5.9 million. The cash flow used was driven by the purchase of property, plant, and equipment of $5.4 million primarily related to internal-use software and website developments costs.

Cash Flow from Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $59.1 million. The cash flow provided was driven primarily by net proceeds from our New First Lien Term Loan Facility of $510.0 million partially offset by repayment of the First and Second Lien Agreements of $446.4 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $4.8 million. The cash flow provided was driven primarily by net proceeds from our line of credit of $7.0 million partially offset by principal repayments under our first lien term loan of $1.7 million.
Credit Facilities
On September 25, 2017, we entered into (i) a first lien credit agreement with various lenders, or the First Lien Credit Agreement and (ii) a second lien credit agreement with various lenders, or the Second Lien Credit Agreement and together with the First Lien Credit Agreement, the Credit Agreements. On June 29, 2021, we refinanced our existing Credit Facilities and entered into a new first lien credit agreement, or the New First Lien Credit Agreement. The New First Lien Credit Agreement provides for a senior secured term loan facility, or the New First Lien Term Loan Facility, and a revolving credit facility, or the New Revolving Credit Facility and, together with the New First Lien Term Loan Facility, the New Credit Facilities.
First Lien Credit Agreement
The First Lien Credit Agreement, as amended, provided for a $340.7 million senior secured term loan facility, or the First Lien Term Loan Facility, and a $67.0 million secured asset-based revolving credit facility, or the Revolving Credit Facility.
The First Lien Term Loan Facility, as amended, accrued interest at a rate per annum that considered both fixed and floating components. The fixed component ranged from 3.75% to 4.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component was based on LIBOR for the relevant interest period, subject to a minimum LIBOR rate of 1.00%. The weighted average interest rate on the First Lien Term Loan Facility was 5.0% and 5.8% for each of the first six months of 2021 and 2020, respectively.
Loans under the Revolving Credit Facility, as amended, accrued interest at a rate per annum that considered both fixed and floating components. The fixed component ranged from 3.75% to 4.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement).
Second Lien Credit Agreement
The Second Lien Credit Agreement provided for a $115.0 million senior secured term loan facility, or the Second Lien Term Loan Facility, which together with the First Lien Credit Facilities are referred to as the Credit Facilities. The Second Lien Term Loan Facility accrued interest at a rate per annum that considered both fixed and floating components. The fixed component was 8.5% per annum. The floating component was based on LIBOR for the relevant interest period, subject to a minimum LIBOR rate of 1.00%. The weighted average interest rate on the Second Lien Term Loan Facility was 9.5% and 10.0% for each of the first six months of 2021 and 2020, respectively.
New First Lien Credit Agreement
On June 29, 2021, we entered into a new first lien credit facility, or the New First Lien Credit Facility. The New First Lien Credit Facility provides for a $560.0 million New First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million New Revolving Credit Facility.
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our Public Debt Rating (each as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement). As of June 30, 2021, the total principal amount outstanding on the New First Lien Term Loan Facility was $510.0 million.

Loans under the New Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.250% to 0.500% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2021, there was no outstanding principal balance under the New Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages, along with the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from parent entities above TGPX Holdings I LLC.
The agreements contain certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2021, we were in compliance with the covenants under the prior Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement, as amended, or the Receivables Financing Agreement. Pursuant to the Receivables Financing Agreement, we participate in a trade receivables securitization program administered by MUFG Bank Ltd. Through this arrangement, we have secured short-term capital requirements financing using outstanding accounts receivable balances as collateral, which have been contributed by us to a wholly owned subsidiary, Traeger SPE LLC. As a special purpose entity, or SPE, Traeger SPE LLC has been structured such that its assets (substantively the accounts receivable contributed by us to the SPE) are outside the reach of other creditors, including the lenders under our First Lien Credit Agreement and Second Lien Credit Agreement. While we provide services to the SPE through continuing involvement in the aspects of collection and cash application of the receivables, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of June 30, 2021, we had drawn down $8.0 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
Recent Acquisitions

On July 1, 2021, we acquired all of the equity interests of Apption Labs Limited and its subsidiaries. Apption Labs Limited specializes in the manufacture and design of innovative hardware and software related to small kitchen appliances. Total consideration for the acquisition included $60.0 million of cash paid at time of closing and up to $40 million in contingent consideration based on achievement of certain revenue thresholds for fiscal 2021 and 2022.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2021 from those disclosed in our prospectus, dated July 28, 2021. Refer to the Liquidity and Capital Resources section above to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our debt and operating lease obligations, respectively.
Off-Balance Sheet Arrangements
We do not have nor do we enter into off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our prospectus, dated July 28, 2021, and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies from those discussed in our prospectus, dated July 28, 2021.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange risk, and commodity price risk. We do not hold or issue financial instruments for speculative or trading purposes.

Interest Rate Risk
We had cash and cash equivalents of $75.3 million and $18.6 million as of June 30, 2021 and 2020. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $510.0 million and $454.5 million of outstanding debt as of June 30, 2021 and 2020, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of June 30, 2021, for every 100 basis point increase in the interest rates, we would incur approximately $5.1 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries, primarily in Europe and China. The operating expenses of these subsidiaries are recorded in the currency of the countries where these subsidiaries are located, which is primarily Euros and Chinese Renminbi. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively minor at this time as the related costs do not constitute a significant portion of our total expenses.
In addition, our manufacturers and suppliers may incur costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our manufacturers and suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margin. In addition, a strengthening of the U.S. Dollar may increase the cost of our products to our customers outside of the United States. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates.

Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of June 30, 2021 and 2020, but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our consolidated balance sheet and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other income (expense), net in the consolidated statements of operations. At June 30, 2021 and 2020, the net asset fair value of our foreign currency contract positions was $2.1 million and $0.1 million, respectively. Gains and losses from these foreign currency contract positions were $1.3 million and $(0.4) million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $5.1 million or loss of approximately $(4.2) million, respectively.

Commodity Price Risk
We are exposed to commodity price fluctuations primarily as a result of the cost of steel that is used by our manufacturers. For example, steel is the primary raw material used in manufacturing of our grills. Under our current agreements with our primary contract manufacturers, we have the ability to periodically fix the cost of our grills so that the manufacturers bear the risk of steel price fluctuation for a period of time. During such periods, increases in the price of steel would not impact our costs. However, our business can be affected by sustained dramatic movements in steel prices.
ITEM 4. CONTROLS AND PROCEDURES

Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results.

ITEM 1A. RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated July 28, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on July 30, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2020, we had net income of $31.6 million. For the six months ended June 30, 2021, we had net income of $34.0 million, compared to net income of $26.8 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $62.0 million. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.
We have experienced significant growth since our change of ownership in 2013. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We have also experienced increased demand for our products due to the impact that the COVID-19 pandemic has had on consumer behavior as a result of various stay-at-home orders and restrictions on dining options and restaurant closures. We cannot predict the extent to which or the length that such restrictions will remain in place or if and when consumer behavior will return to pre-pandemic levels. We believe that our continued revenue growth, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this report and the extent to which our various products grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our number of customers and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have experienced rapid growth in our business operations and the scope and complexity of our business have increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 450 as of December 31, 2018 to approximately 740 as of June 30, 2021, and we have expanded our operations to include additional wood pellet production facilities and additional manufacturing and supply sources. We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain, and expand our brand recognition and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Management of growth is particularly difficult as employees work from home as a result of the COVID-19 pandemic. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
Our growth depends, in part, on our continued penetration and expansion into additional markets, and we may not be successful in doing so.
We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to penetrate and broaden our retailer, customer, and distribution bases, including through online sales channels and our website, in the United States and international markets. In these markets, we have faced and may continue to face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, legal and regulatory, and other difficulties, such as understanding and accurately predicting the demographics, preferences, and purchasing habits of consumers in these new geographic markets. We may encounter problems in our logistical operations, including our fulfillment and shipping functions, related to an increased demand from online sales channels. We have also encountered and may continue to encounter difficulties in attracting customers due to a lack of familiarity with or acceptance of our brand, or a resistance to paying for our premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand our retailer, customer, and distribution bases. In addition, although we are continuing to invest in sales and marketing activities to further penetrate newer regions, we cannot assure you that we will be successful. If we are not successful, our business, financial condition, and results of operations may be harmed.
Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.
The Traeger name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, market fit, design, performance, and functionality of our physical and digital products, our communication and marketing activities, including live and digital advertising, social media, online content, and public relations, the image of our retailers’ floor spaces and e-commerce platform, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, including defects that may cause fires or explosions, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Traeger brand. Moreover, the growing use of social and digital media by us, our customers and third parties increases the speed and extent that information or misinformation and opinions can be shared. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.
If we fail to cost-effectively attract new customers or retain our existing customers, we may not be able to increase sales.
Our success depends on our ability to cost-effectively attract customers to our products and to retain our existing customers and encourage our customers to continue to utilize our products and content for their cooking needs. We must also increase general public awareness of our products, wood pellet grills, and the related cooking methodologies and techniques. For example, in order to increase customer awareness and expand our customer base, we must appeal to and attract customers who have historically associated grilling and outdoor cooking with traditional gas, charcoal, and electric grills and may have extensive experience in cooking with such devices. To effectively market our products, we must educate these customers about the various benefits of using our products and about cooking with wood pellet grills generally. We cannot assure you that we will be successful in changing customer behavior or cooking habits or that we will achieve broad market education or awareness. Even if we are able to raise awareness, customers may be slow in changing their habits and may be hesitant to use our products for a variety of reasons, including lack of experience with our products or cooking with wood pellet grills, price, competition and negative selling efforts from competitors and the perceptions regarding the time and complexity of using our products or learning new cooking techniques. Moreover, because our grills require sufficient outdoor space and ventilation to safely operate, even if we are successful in influencing customer behavior or cooking habits, many individuals may not be able to purchase our grills due to space constraints, particularly in high-density and non-suburban markets where residential outdoor space is limited.
We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of corporate partnerships, traditional, digital, and social media, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that any increase in our customer acquisition costs will result in any revenue growth. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. We believe that our paid and non-paid marketing initiatives have been critical in promoting customer awareness of our products and wood pellet grills, which in turn has driven demand for our products and increased the extent to which new and existing customers utilize our online content for cooking related information and resources. Any decrease in the success of our non-paid marketing initiatives, which primarily consist of customer advocacy and word-of-mouth referrals, may cause an increase in both our marketing and customer acquisition costs.
Our paid marketing initiatives include television, search engine marketing, mail to consumers, email, display and dedicated in-store arrangements, radio, and magazine advertising and social media marketing. For example, we actively market our products through television and buy search advertising through search engines, such as Google and Bing, major mobile application stores and social media platforms such as Facebook and Instagram, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of customers who visit our website or are directed to information about our products. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate customer traffic and drive customer interactions. In addition, our website must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results, penalize us or could remove our content altogether from their indices. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing.
If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business will be harmed.
Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.
In order to maintain and increase revenue, we must produce high quality products at acceptable costs. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we periodically update our product lines and introduce changes to manufacturing processes or incorporate new materials and technologies, we may encounter unanticipated issues with product quality and product consistency or production and supply delays. For example, we have recently introduced products that incorporate smart features, including our WiFIRE technology, a cloud based, Wi-Fi controller that connects our grills to our Traeger app, enabling users to automate recipe steps and control and monitor their grill remotely. We also recently introduced D2 Direct Drive, an integrated, software-driven system that maintains grill temperature through variable speed fans and DC auger control. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold. As we continue to introduce new products and product enhancements, we expect the costs associated with such products and enhancements will continue to increase.

We may be subject to product liability and warranty claims and product recalls that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could harm our reputation or brand and have an adverse effect on our business, financial condition, and results of operations.
We face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are, or are alleged to be, defective or have resulted in harm to persons, including death, or to property as a result of product malfunction, fires, explosions or other causes. For example, we are aware of several situations in which our grills were investigated as the cause of a fire. Our grills may cause fires if not properly used or maintained, including fires caused by buildup of fats or grease, or if there are quality, manufacturing or design defects. Although we label our grills to warn of such risks, our sales could be reduced if our grills are considered dangerous to use or if they are implicated in causing personal injury, death or property damage. Additionally, we may experience food safety or food-borne illness incidents with our rubs or sauces. We may in the future incur significant liabilities if product liability lawsuits or regulatory enforcement actions against us are successful. We may also have to recall and/or replace defective products or parts, which could result loss of sales and increased costs related to such recall or replacement efforts, which could be material. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. Real or perceived quality issues, including those arising in connection with product liability lawsuits, warranty claims or recalls, could also result in adverse publicity, which could harm our brand and reputation and cause our sales to decline. In addition, any such issues may be seized on by competitors in efforts to increase their market share.
We generally provide a minimum three-year limited warranty on our grills. The occurrence of any material defects in our grills could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls, and such costs may not be covered by insurance and could have a material adverse effect on our business, financial condition, and results of operations. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer confidence and demand, and adversely affect our financial condition and results of operations. Also, while our warranty is limited to part replacement and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations.
In addition to warranties supplied by us, we may also offer the option for customers to purchase third-party extended warranty and services contracts in some markets, which creates an ongoing performance obligation over the warranty period. Extended warranties are regulated in the United States on a state level and are treated differently state by state. Outside the United States, regulations for extended warranties vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties on a federal, state, local, or international level may cause us to incur costs or have additional regulatory requirements to meet in the future. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, reputational damage, penalties, and other sanctions, which could have an adverse effect on our business, financial condition, and results of operations.
We operate in a highly competitive market and we may be unable to compete successfully against existing and future competitors.
We operate in a highly competitive business market, and compete with multiple companies in the outdoor cooking market within brick-and-mortar and online sales channels. Numerous other companies offer a wide variety of products, including traditional gas, charcoal and electric grills, consumables, and accessories, that compete with our grills, consumables, and accessories, including wood pellets that can be used with our grills. For example, we compete with established, well-known, and legacy grill brands, including Weber, among others, as well as numerous other companies that offer competing products. These competitors offer a broad array of grills at different price points, including traditional gas, charcoal and electric grill offerings, as well as a significant number of wood pellet grills. We also compete against other wood pellet grill brands, such as Dansons. Moreover, the outdoor cooking market is expanding to include alternatives beyond traditional grills, and we also compete against companies that manufacture griddles, such as Blackstone. We have experienced an increase in competitors and competing offerings of gas and charcoal grills, wood pellet grills, and other outdoor cooking devices in recent years.
Competition in our market is based on a number of factors including product quality, performance, durability, styling, brand image and recognition, and price, as well as the perceived taste and satisfaction to be attained in using a particular grill or cooking methodology.
We believe that we have been able to compete successfully largely on the basis of our premium brand, superior design capabilities, product development, product performance, ease of use, and on the breadth of our independent, regional, and national retailers, our growing online presence and our DTC channel. Our competitors may be able to develop and market high quality products that compete with our products, sell their products for lower prices, adapt to changes in customer needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us. In addition, as we expand into new product categories, we have faced, and will continue to face, different and, in some cases, more formidable competition. Many of our competitors and potential competitors have significant competitive advantages, including longer operating histories, the ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases, more established relationships with a larger number of suppliers and manufacturers, greater brand recognition, larger or more effective brand ambassador and endorsement relationships, greater online presence and appearing more prominently in internet search results, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do. Some of our competitors may aggressively discount their products or offer other attractive sales terms in order to gain market share, which could result in pricing pressures, reduced margins, or lost market share.
We also compete with providers of wood pellets for use in grilling, including well-known brands like Weber, Kingsford and Dansons, among others. These competitors offer a broad array of pellet types and flavors that can be used in our wood pellet grills. Similar to our experience regarding competition for our wood pellet grills, we have experienced an increase in competitors and competing offerings of wood pellets in recent years.
If we are not able to overcome these potential competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, financial condition, and results of operations could be harmed.
Use of social media and community ambassadors may materially and adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook, Twitter, YouTube, and Pinterest accounts, as well as our own content on our website and Traeger app. We maintain relationships with many community ambassadors, which others may refer to as influencers, and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of community ambassadors, our sponsors or third parties acting at our direction (including retailers) to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and results of operations.
In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission, or the FTC, has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between a community ambassador and an advertiser. While we ask community ambassadors to comply with the FTC regulations and our guidelines, we do not regularly monitor what our community ambassadors post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, and results of operations.
Negative commentary regarding us, our products or community ambassadors, and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Community ambassadors with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. The harm may be immediate, without affording us an opportunity for redress or correction.

We derive a significant majority of our revenue from sales of our wood pellet grills. A decline in sales of our grills would negatively affect our future revenue and results of operations.
Our wood pellet grills are sold in highly competitive markets with limited barriers to entry. Introduction by competitors of comparable grills at lower price points, a decline in consumer spending, or other factors could result in a decline in our revenue derived from our grills, which may have a material adverse effect on our business, financial condition, and results of operations. Because we derive a significant majority of our revenue from the sales of our wood pellet grills, any material decline in sales of our grills would have a pronounced impact on our revenue and results of operations.
A significant portion of our revenue is generated from sales of our products to retailers, and we derive a majority of our revenue from three retailers. A decline in demand from these retailers or failure by these retailers to perform their contractual obligations would cause our customer base, results of operations and business to suffer.
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2020, our three largest retailers accounted for 20%, 18%, and 16% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. In the six months ended June 30, 2021, our three largest retailers accounted for 20%, 20%, and 16% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue during the period. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
Our retailers may decide to emphasize products from our competitors, to redeploy their retail floor space or digital placement to other product categories, or to take other actions that reduce their purchases of our products. Our financial performance depends in part on our ability to maintain our relationships with our retailers, particularly our major retailers, and drive end customers to their stores. The loss of all or a substantial portion of our sales to retailers, and our major retailers in particular, could have a material adverse effect on our business, financial condition, results of operations and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger revenue base. We may make fewer sales to our retailers for a variety of reasons, including, but not limited to:
•failure to accurately identify the needs of our retailers;
•a lack of acceptance of new products, consumables, accessories, or services;
•failure to obtain shelf space or prominent digital placement from our retailers;
•loss of business relationships, including due to brand or reputational harm;
•breaches of contracts with retailers, or our failure to enter into or renew our contracts or purchase orders with major retailers;
•consolidation within the retail industry among retailers and retail chains;
•reduced, delayed or material changes to the business requirements or operations of our retailers;
•failure to fulfil orders from our retailers in full or on a timely basis;
•strikes or other work stoppages affecting sales and inventory of our major retailers;
•increasing competition by our competitors or the competitors of our major retailers that do not offer or sell our products;
•store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics); or
•general failure or bankruptcy of any of our major retailers.
Furthermore, in depressed market conditions, retailers that we have entered into contracts with may not be able to perform their obligations under our contracts and/or may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If economic, political, regulatory or financial market conditions deteriorate and/or our retailers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition and results of operations. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our retailers.

Upon the expiration of contracts, retailers may decide not to recontract on terms as favorable to us as our current contracts, or at all. For example, our current customers may acquire wood pellet grills from other providers that offer more competitive pricing.
We cannot assure you that our retailers will continue to carry our current products or carry any new products that we develop. If these risks occur, they could harm our brand as well as our results of operations and financial condition. In addition, store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of these customers. Some retailers may decide to stop selling wood pellet grills. Any reduction in the amount of wood pellet grills or other products purchased by our retailers, or our inability to renegotiate or replace our existing contracts on economically acceptable terms, could have a material adverse effect on our results of operations, business, and financial position.
If we are unable to anticipate customer preferences and successfully develop new, innovative, and updated products, services, and features, or if we fail to effectively manage the introduction of new products, services, and features, our business will suffer.
The market for our products is characterized by new product and service introductions, frequent enhancements to existing products, and changing customer demands, needs, and preferences. Our success depends on our ability to identify and originate trends and to anticipate and react to changing customer demands, needs, and preferences in a timely manner. Changes in customer preferences cannot be predicted with certainty. If we are unable to introduce new or enhanced products, services or features in a timely manner, or our new or enhanced products, services, and features are not widely accepted by customers, our competitors may introduce similar concepts faster than us, which could negatively affect our sales and growth. Moreover, new products, services, and features may not be accepted by customers, as preferences could shift rapidly to different types of cooking methodologies and techniques or away from our offerings altogether, and our future success depends in part on our ability to anticipate and respond to such changes. For instance, a shift in consumer tastes, dietary habits, and nutritional values, concerns regarding the health effects of foods typically cooked on our grills and shifts in preference from animal-based protein to plant-based protein products could reduce our sales or our market share, which would harm our business and financial condition. Similarly, a shift in consumer tastes regarding the flavors of our wood pellets or other consumables could impact our ability to drive recurring sales from such items, which could have an adverse impact on our growth and revenue. In addition, we may not be successful at introducing the Traeger experience into other categories in the food-at-home market.
Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower sales, pricing pressure, lower margins, discounting of our existing products and excess inventory levels. Even if we are successful in initiating or anticipating such preferences, our ability to adequately address or react to them will partially depend upon our continued ability to develop, introduce, and market innovative, high-quality products, services, and features. Development of new or enhanced products, services, accessories, and features may require significant time and financial resources, which could result in increased costs and a reduction in our margins. We may be unable to recoup the amount of such investments if our new or improved offerings do not gain widespread market acceptance. Moreover, we have experienced and may continue to experience delays in the development and introduction of new or enhanced products, services, accessories and features due to the effects of the current COVID-19 pandemic.
Moreover, we must successfully manage introductions of new or enhanced products, services, and features, which could adversely impact the sales of our existing products. For instance, customers may choose to forgo purchasing existing products in advance of new product launches and we may experience higher returns from customers following the announcement of new products and features. As we introduce new or enhanced products, services and features, we may face additional challenges meeting regulatory and other compliance standards and managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, and logistics providers, among others. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products and services may have varying selling prices and costs, including in comparison to legacy products, which could negatively impact our gross margins and results of operations.
Our passion and focus on delivering a high-quality and engaging experience for our customers may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.
We are passionate about continually enhancing the Traeger experience and community, with a focus on driving long-term customer engagement through innovation, immersive content, technologically advanced products, and community support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Traeger experience and community, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our customer engagement and our business, financial condition, and results of operations could be harmed.
The market for wood pellet grills is still in the early stages of growth and if it does not continue to grow, grows more slowly than we expect, or fails to grow as large as we expect, our business may be adversely affected.
While wood pellet grills have been sold commercially since the 1980s, the market for wood pellet grills remained relatively small and niche until recently. The current broader market for wood pellet grills is relatively new and rapidly growing, and it is uncertain whether it will sustain high levels of demand and achieve wide market acceptance. Our success depends substantially on the willingness of customers to widely adopt the cooking methodologies and techniques associated with our products. To be successful, we must continue to educate customers about our products, and the related cooking methodologies and techniques, through significant investment and high-quality content that is superior to the content and cooking experiences provided by our competitors. Additionally, the market for grills and other cooking devices at large is heavily saturated, and the demand for and market acceptance of new products in the market is uncertain. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop as expected, that broad public interest in wood pellet grills will continue, or that our products will be widely adopted. Furthermore, our grills require sufficient outdoor space and ventilation to safely operate, which limits our ability to sell or expand our presence in high-density, non-suburban markets. If the market for wood pellet grills does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our products do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.
The COVID-19 pandemic could adversely affect certain aspects of our business and negatively impact ability to access capital in the future.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States, and has been declared a pandemic by the World Health Organization. The COVID-19 pandemic and preventative measures taken to contain or mitigate such have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States, which could lead to a decline in discretionary spending by consumers, and in turn impact our business, sales, financial condition, and results of operations. The impacts include, but are not limited to:
•the possibility of renewed retail store closures or reduced operating hours and/or decreased retail traffic;
•disruption to our distribution centers and our third-party manufacturers and other vendors, including the effects of facility closures as a result of outbreaks of COVID-19 or measures taken by federal, state or local governments to reduce its spread, reductions in operating hours, labor shortages, and real time changes in operating procedures, including for additional cleaning and disinfection procedures;
•difficulty in forecasting demand resulting in inventory constraints; and
•significant disruption of global financial markets, which could have a negative impact on our ability to access capital in the future.
The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Furthermore, significantly increased demand from online sales channels, including our website, has impacted our logistical operations, including our fulfillment and shipping functions, which has resulted in periodic delays in the delivery of our products. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition. For example, travel restrictions imposed as a result of the COVID-19 pandemic negatively impacted certain of our product development initiatives, as we were unable to visit certain third-party manufacturers to review processes and procedures for new products and product enhancements. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the coronavirus) within the markets in which we and our manufacturers and suppliers operate, the timing, distribution, and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. While we have experienced an increase in demand for our products due to the impact that the COVID-19 pandemic has had on consumer behaviors, including due to various stay-at-home orders and restrictions on dining options and restaurant closures, this increased demand may not be sustained following the pandemic, or if economic conditions worsen, which would negatively impact consumer spending.
The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected over the long term. However, the likely overall economic impact of the pandemic is generally viewed as highly negative to the general economy. Any of the foregoing factors, or other cascading effects of the coronavirus pandemic, could materially increase our costs, negatively impact our sales and damage our results of operations and liquidity, possibly to a significant degree. The duration of any such impacts or likelihood of any similar future pandemics cannot be predicted.
Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market, our future growth opportunities may be limited.
Our U.S. total addressable market ("TAM"), as estimated in our Prospectus, is calculated based on an estimated percentage of households in the United States that have a grill, which is estimated based on internal and third-party market research, historical surveys, and interviews with market participants. Our U.S. serviceable addressable market ("SAM"), as estimated in our Prospectus, is based on internal survey analysis from a survey we conducted in March 2021 with approximately 4,200 consumers across the United States, Canada, the United Kingdom, and Germany, including 2,600 consumers in the United States, including 157 recent Traeger purchasers. As a result, each of our U.S. TAM and U.S. SAM is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates and forecasts relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our U.S. TAM and U.S. SAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
Competitors have imitated and attempted to imitate, and will likely continue to imitate or attempt to imitate, our products, and technology. If we are unable to protect or preserve our brand image and proprietary rights, our business may be harmed.
As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs, functionality, and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely on other forms of protection, including trade and service marks, trade dress, trade secrets, and the strength of our brand. For example, the original patent for pellet grills, which was filed by Joe Traeger in 1986, expired in 2006. Following expiration of this patent, competitors introduced competing products with similar designs and technologies, and there are currently a significant number of wood pellet grills available from a variety of competitors, including Weber and Dansons, among others. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and similar proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights against infringement or other violation may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar function to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. As we continue to grow our business and strengthen our brand, we expect to experience increased counterfeiting of our products, including, among others, imitation and look-alike products and fraudulent website and distributors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our results of operations.
While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged, and our business may be harmed.
Our revenue and profits depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.
Demand for our premium products is significantly influenced by a number of economic factors affecting our customers and trends in customer spending. For example, demand for our grills is particularly sensitive to consumer spending levels as our grills can represent expensive purchases for consumers. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable income, credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. As global economic conditions continue to be volatile and economic uncertainty remains, trends in discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary spending, resulting in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, purchases of discretionary items, such as our premium products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.
Our results of operations may suffer if we do not accurately forecast demand for our products or successfully manage our inventory to match customer demand.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in demand for our products; (b) our failure to accurately forecast customer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact of unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our margins. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our requirements, and this could result in delays in the shipment of our products, lost sales, and damage to our reputation and retailer and distributor relationships. For example, late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility. These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 continuing into early 2021.
Such difficulty in forecasting demand, which we have encountered and may continue to encounter as a result of the COVID-19 pandemic, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.
Our business may fluctuate as a result of seasonality and changes in weather conditions.
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis, or decrease overall sales. Further, our quarterly results of operations in future fiscal years may fluctuate or otherwise be significantly affected as a result of the COVID-19 pandemic. The effect of the pandemic may exceed the quarterly changes in our results of operations that we have typically experienced from seasonality and weather conditions.
If our plan to increase sales through our direct to customer channel is not successful, our business and results of operations could be harmed.
Part of our growth strategy involves increasing our DTC sales through our website and Traeger app. However, we have limited operating and compliance experience executing the retail component of this strategy, and our competitors may have a greater online presence and a more developed e-commerce platform than us. The level of customer traffic and volume of customer purchases through our websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ safe and effective use of our website or Traeger app, allocate sufficient product to our website or Traeger app, adequately protect our customers from fraudulent activity online, including third parties impersonating our products, and increase any sales through our DTC channel, our business, and results of operations could be harmed. Moreover, any failure or perceived failure by us to comply with applicable laws and regulations, including those associated with our website or the Traeger app, may result in governmental investigations or enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others.
As we expand our e-commerce platform across the geographies in which we sell our products, we may encounter different and evolving laws governing the operation and marketing of e-commerce websites, as well as the collection, storage, and use of information on customers interacting with those websites. We may incur additional costs and operational challenges in complying with these laws and regulations, and differences in these laws and regulations may cause us to operate our business differently, and less effectively, in different territories. If so, we may incur additional costs and may not fully realize the investment in our geographic expansion.
We have significant international operations and are exposed to risks associated with doing business globally.
We sell and distribute our products in many key international markets in Europe, North America, and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, we source most of our products through manufacturing relationships involving suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with manufacturers and foreign suppliers, will continue to require the dedication of management and other resources.
As a result of this international business, we are exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:
•adverse changes in foreign currency exchange rates can have a significant effect upon our results of operations, financial condition and cash flows;
•increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation;
•increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, insurance, natural disasters or other catastrophic events;
•unexpected legal or government action or changes in legal or regulatory requirements;
•social, economic or political instability;
•potential negative consequences from changes to taxation or tariff policies;
•the effects of any anti-American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, international environmental, health, and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;

•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and
•increased exposure to interruptions in land, air carrier, or vessel shipping services.
We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in any foreign markets we choose to enter. In addition, we may incur significant expenses as a result of our continued international expansion, and we may not be successful. We may face limited brand recognition in certain parts of the world that could lead to non-acceptance or delayed acceptance of our products and services by consumers in new markets. We may also face challenges to acceptance of our products and content in new markets. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition, and results of operations.
We are subject to governmental export and import controls, customs, and economic sanction laws that could subject us to liability and impair our ability to compete in international markets.
The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of certain technologies, as well as customs and other import regulatory requirements. Our products may be subject to U.S. export controls. Compliance with applicable regulatory requirements regarding the import and export of our products may create delays in the introduction of our products in international markets, and, in some cases, prevent the export of our products to some countries altogether.
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties, and reputational harm. Our failure to obtain required import or export approval for our products, or to comply with applicable laws and regulations with regard to our import and export activity, could harm our international and domestic sales and adversely affect our revenue.
We could be subject to future enforcement action with respect to compliance with governmental export and import controls, customs laws, and economic sanctions laws that result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, financial condition, and results of operations.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or government controlled entities. We are subject to the U.S. Foreign Corrupt Practices Act ("FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws generally prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Certain laws, including the U.K. Bribery Act, also prohibit soliciting or receiving bribes or improper payments. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, and financial condition.
We have implemented an anti-corruption compliance program and policies, procedures and training designed to foster compliance with these laws. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, results of operations, and prospects.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Our business could be adversely affected from an accident, safety incident, or workforce disruption. Our internal manufacturing processes and related activities, as well as our in-house warehousing and last-mile logistics activities, could expose us to significant personal injury claims that could subject us to substantial liability.
The COVID-19 pandemic increases our exposure to these risks; for example, various local government orders have been implemented in areas where we operate that require us to secure personal protective equipment, such as face masks and gloves, for our delivery teams, and to implement new methods of monitoring employee health, such as temperature checks. As these government orders have come down, a global shortage of personal protective equipment has resulted, and we have experienced delays and increased costs in obtaining these materials for our teams. Our inability to timely adapt to changing norms and requirements around maintaining a safe workplace during the COVID-19 pandemic could cause employee illness, accidents, or team discontent if it is perceived that we are failing to protect the health and safety of our employees. While we maintain liability insurance, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing, warehousing, or last-mile activities.
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition and results of operations.
For sales through our DTC channel, as well as for sales to certain retailers through our retail channel, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards, as applicable. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We and our payment processing providers are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules, agreements or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card issuing banks or customers, subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition, and results of operations.
In the future, we may accept bitcoin or other forms of cryptocurrency as a form of payment for our products, subject to applicable laws, which we may or may not liquidate upon receipt. The prices of such assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties. If we hold such assets and their values decrease relative to our purchase prices, our financial condition may be harmed.
Our revenue could decline due to changes in credit markets and decisions made by credit providers.
Certain of our customers finance their purchase of our grills through third-party credit providers with whom we have existing relationships. If we are unable to maintain our relationships with our financing partners, there is no guarantee that we will be able to find replacement partners who will provide our customers with financing on similar terms, and our ability to sell our grills may be adversely affected. Further, reductions in consumer lending and the availability of consumer credit could limit the number of customers with the financial means to purchase our grills. Higher interest rates could increase our costs or the monthly payments for grills financed through other sources of consumer financing. In the future, we cannot be assured that third-party financing providers will continue to provide consumers with access to credit or that available credit limits will not be reduced. Such restrictions or reductions in the availability of consumer credit, or the loss of our relationship with our current financing partners, could have an adverse effect on our business, financial conditions, and results of operations.

Customer demand for sustainably produced products could reduce buyers for our products and competition among buyers for our products, which may have a material adverse effect on our business, cash flows, and results of operations.
Some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council ("FSC"). Additionally, some environmental organizations have targeted the wood pellet industry as harmful to the environment and encouraged consumers to opt for more environmentally friendly options. If customer demand for sustainably produced products (including FSC) increases, there may be reduced demand and we may only be able to charge lower prices for our products relative to our competitors who can supply products sourced from forests certified to such standards. Furthermore, if we and our competitors seek to comply with sustainability initiatives, including FSC, we could incur materially increased costs for our operations or be required to modify our existing operations, which would have a material adverse effect on our revenue, margins and cash flows. In addition, we may be unable to obtain the raw materials (particularly wood fiber from third parties for use at our wood pellet facilities) required to sustain our growth and satisfy our existing and future customer contracts. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in our ability to source wood pellets, which would have a material adverse effect on our ability to execute our business plan and our results of operations.
Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand.
We purchase wood fiber from third parties for use at our wood pellet facilities. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases to customers, which could adversely affect our gross margins. For example, the price of lumber has significantly increased in recent years. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather or forest fires, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements (including increased sustainability standards, such as the FSC) or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events or the impact on the availability of wood fiber could increase our operating costs or prevent us from selling our wood pellets in quantities that satisfy customer demand, and thereby could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.
Our revenues, net income, and cash flow from operations are dependent to a significant extent on the pricing of our products and our continued ability to secure raw materials at adequate levels and acceptable prices. Therefore, if we are restricted from securing a sufficient amount of raw materials from third parties for a prolonged period of time, or if material damage to a significant portion of such third-party landowners’ standing timber were to occur, we could suffer materially adverse effects to our results of operations. Any interruption or delay in the supply of wood fiber, or our inability to obtain wood fiber at acceptable prices in a timely manner, could impair our ability to meet the demands of our customers, which could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.
Failure to implement effective quality control systems at our wood pellet facilities could have a material adverse effect on our business and operations.
The performance and quality of our wood pellet products are important to the success of our business and can significantly impact the cooking experience of our grills and the taste of food cooked with our grills. To ensure consistent product quality, we must develop and implement improved quality control systems and quality training programs, and must otherwise promote and enforce employee adherence to our quality control policies and guidelines. We must also update such policies and guidelines and may be required to hire additional personnel and quality control specialists. We have a limited history in operating wood pellet manufacturing facilities at both our existing and planned scale and may experience challenges in implementing improvements to our processes and operations that are necessary to support future business needs, which further increases our risk with respect to quality controls. Any significant failure involving the development, implementation or maintenance of quality control systems and related programs could have a negative impact on our product quality and consistency, which could have a material adverse effect on our business, financial condition, results of operations and reputation.

An increase in the price or a significant interruption in the supply of electricity could have a material adverse effect on our results of operations.
Our wood pellet facilities use a substantial amount of electricity. The price and supply of electricity are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, regional production patterns and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for electricity, which may be passed on to us in whole or in part and we may not have the ability to pass such costs through to the customer, which could adversely affect our gross margins. A significant increase in the price of electricity or an extended interruption in the supply of electricity to our production plants could have a material adverse effect on our results of operations and cash flows.
Increases in labor costs, potential labor disputes, and work stoppages or an inability to hire skilled manufacturing, sales, and other personnel could adversely affect our business.
An increase in labor costs, work stoppages or disruptions at our facilities or those of our suppliers or transportation service providers, or other labor disruptions, could decrease our sales and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face. It is also possible that a union seeking to organize one subset of our employee population, such as the employees in our manufacturing facility, could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and results of operations.
The competition for skilled manufacturing, sales and other personnel can be intense in the regions in which our wood pellet facilities are located. A significant increase in the salaries and wages paid in these regions or by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay or both. If we are unable to hire skilled manufacturing, sales, and other personnel, our ability to execute our business plan, and our results of operations, would suffer.
Our wood pellet production operations are subject to operational hazards and downtimes or interruptions, which may have a material adverse effect on our business and results of operations.
Our wood pellets are combustible products. Fires and explosions have occurred at similar entities. As a result, our business could be adversely affected by these and other operational hazards and could suffer catastrophic loss due to unanticipated events such as explosions, fires, natural disasters or severe weather conditions. Severe weather, such as floods, earthquakes, hurricanes, forest fires or other catastrophes, or climatic phenomena, such as drought, may impact our operations by causing weather-related damage to our wood pellet facilities and equipment. Such severe weather may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport, and unload our wood pellet products. In addition, our wood pellet facilities are subject to the risk of unexpected equipment failures. At our wood pellet facilities plants, our manufacturing processes are dependent upon critical pieces of equipment, and such equipment may, on occasion, be out of service as a result of such failures. As a result, we may experience material facility shutdowns or periods of reduced production, which could have a material adverse effect on our business and results of operations. Any interference with or curtailment of our wood pellet facilities and related production operations could result in a loss of productivity, an increase in our operating costs and decrease in revenue, which may have a material adverse effect on our business and results of operations.
In addition, we may not be fully insured against all risks incident to our wood pellet production operations, including the risk of our operations being interrupted due to severe weather and natural disasters. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could escalate. In some instances, insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we are not fully insured, it could have a material adverse effect on our financial condition and results of operations.
Our wood pellet production operations are subject to stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.
Our wood pellet production operations are subject to stringent federal, regional, state, and local environmental, health and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities; limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce or treat such emissions or discharges; imposing requirements on the handling or disposal of wastes; impacting our ability to modify or expand our operations (for example, by limiting or prohibiting construction and operating activities in environmentally sensitive areas); and imposing health and safety requirements for worker protection. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations may impair the operation of our wood pellet production operations, delay or prevent expansion of existing facilities or construction of new facilities and otherwise result in increased costs and liabilities, which may be material.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and analogous state laws, impose strict as well as joint and several liability upon statutorily defined parties without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our wood pellet production operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.
Many nations have agreed to limit emissions of greenhouse gas pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” and other initiatives. In December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the United States withdrew from the Paris Agreement in November 2020, the United States officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. In addition, in January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to confront the climate crisis. President Biden also issued an executive order solely targeting climate change. The adoption of legislation or regulatory programs at the federal level, or other government action to reduce emissions of greenhouse gases, could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or to comply with new regulatory or reporting requirements.
Moreover, many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Certain states where our wood pellet facilities are located, including New York, have implemented climate change regulations and committed to reducing greenhouse gases. For example, New York recently implemented the Climate Leadership and Community Protection Act, which aims to reduce greenhouse gas emissions 40% below 1990 levels by 2030 and 85% below 1990 levels by 2050. Such regulations may increase the cost of operating such facilities or otherwise restrict the operations of such facilities, which could have an adverse impact on our business and operations.
Further, our markets may be affected by legislative initiatives and policies that promote or do not promote devices that have or share similar traits to our wood pellet grills, such as wood burning stoves and similar appliances. Certain jurisdictions have adopted or proposed local ordinances or policies restricting the use of a wide range of devices, which may encompass or cover the cooking mechanism utilized by our wood pellet grills. It remains uncertain whether or to what extent such restrictions could impact demand for our products or the ability of customers to use our grills in states or other jurisdictions that have adopted or may in the future adopt or implement such restrictions. The U.S. Environmental Protection Agency has issued regulations that set particulate matter limits for certain wood-burning appliances that people use to heat their home. While these limits are not applicable to cook stoves such as wood-fired grills, the regulations impose labeling requirements that may be applicable and such regulations may be broadened in the future. These restrictions and the applicable requirements for permits or exemptions may vary significantly by location, and we may be unable to track or monitor all such restrictions in the markets in which we sell our products. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
As a producer and distributor of a variety of consumer products, we must comply with various federal, state, provincial, local and foreign laws relating to the materials, production, packaging, quality, labeling and distribution of our products, including various environmental and health and safety laws and regulations. For example, the electronic components of our products may be subject to restrictions regarding the raw materials used and end of life requirements such as the collection, recycling and recovery of wastes. Our food products must meet U.S. Food and Drug Administration ("FDA"), or parallel foreign requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” Should our products fail to comply with such laws and regulations or the interpretation or enforcement of such laws and regulations becomes more stringent, our costs could increase and changes to our products or operations could be required, which may have an adverse effect on our business, financial condition, results of operations or prospects.
Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our suppliers, which could negatively impact our business, financial condition, and results of operations.
Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state, and local levels. Among other federal laws, the Clean Water Act and Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials, and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of threatened or endangered species or their habitats, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations and the production of our wood pellets.
Regulatory authorities in the United States, European Union and elsewhere are increasingly regulating hazardous materials and other substances, and those regulations could affect sales of our products.
Legislation and regulations concerning hazardous materials and other substances can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California’s Proposition 65 and the EU’s chemical substances directive. The EU “REACH” registration system requires us to perform studies of some of the materials used in our products and to register the information in a central database, increasing the cost of these products. As a result of such regulations, our ability to sell certain products may be curtailed and customers may avoid purchasing some products in favor of less regulated, less hazardous or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. These circumstances could adversely affect our business, including our revenue and results of operations.
Risks Related to Our Reliance on Third Parties
We rely on a limited number of third-party manufacturers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
Our grills are produced by a limited number of third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis or at all. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers for certain of our products beyond our existing manufacturers. In the event of interruption from our manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays, and we do not maintain sufficient inventory levels to mitigate the impact of such costs and delays. Further, certain of these manufacturers have developed specific processes and manufacturing procedures for certain of our products, and such processes and procedures may not be easily transferred to other manufacturers, if at all. Furthermore, we expect that as we continue to introduce new products and product enhancements, our manufacturing costs will grow increasingly more complex and the cost will continue to increase. We have experienced, and will likely continue to experience, certain operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other events. In particular, the current COVID-19 outbreak has caused, and may continue to cause, interruptions in the development, manufacturing (including the sourcing of key components), and shipment of our products, which could adversely impact our revenue and results of operations. Such interruptions may be due to, among other things, temporary closures of manufacturing facilities, and other vendors and distributors in our supply chain, restrictions on travel or the import/export of goods and services from certain ports that we use, and local quarantines. The failure of any manufacturer or distributor to perform to our expectations could result in supply shortages or delays for certain products and harm our business.
If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance, we may be unable to supplement or replace manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Accordingly, a loss of any of our significant manufacturers, suppliers or distributors could have an adverse effect on our business, financial condition, and results of operations.
The capacity of our manufacturers to produce our products is also dependent upon the availability of raw materials. Our manufacturers may not be able to obtain sufficient supply of raw materials, which could result in delays in deliveries of our products by our manufacturers or increased costs. Any shortage of raw materials or inability of a manufacturer to produce or ship our products in a timely manner, or at all, could impair our ability to ship orders of our products in a cost-efficient, timely manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellations of orders, refusals to accept deliveries, or reductions in our prices and margins, any of which could harm our financial performance, reputation, and results of operations.
If we fail to timely and effectively obtain shipments of products from our manufacturers and deliver products to our customers, including our retailers, our business, and results of operations could be harmed.
Our business depends on our ability to source and distribute products in a timely manner. However, we cannot control all of the factors that might affect the timely and effective procurement of our products from our third-party manufacturers and the delivery of our products to our customers, including to retailers through our retail channel.
Our third-party contract manufacturers ship most of our products to our third-party logistics providers, who have warehouses in California, Georgia, Texas and Washington, as well as operations in the Netherlands and Canada. The limited geographical scope of our distribution and fulfillment centers makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the current COVID-19 pandemic (or other future pandemics or epidemics), or other unforeseen events that could delay or impair our ability to fulfill orders to retail channel customers and/or ship products to DTC customers, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. Failure to procure our products from our third-party manufacturers and deliver such products to our customers in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.
We also rely on the timely and free flow of goods through open and operational ports from our suppliers and manufacturers. Labor disputes or disruptions at ports, our common carriers, or our suppliers or manufacturers could create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during periods of significant importing or manufacturing, potentially resulting in delayed or canceled orders by customers, unanticipated inventory accumulation or shortages, and harm to our business, results of operations, and financial condition. In addition, we rely upon independent freight carriers for product shipments from our distribution centers to our customers. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to customers in a timely and cost-effective manner.
Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the current COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.
Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.
The price and availability of raw materials and key components used to manufacture our products, including electronic components, such as integrated circuits, processors and system on chips, components built into our unique specifications or that are single sourced, as well as manufacturing equipment, tooling, and wood fibers, may fluctuate significantly. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, global demand and other geopolitical factors. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins and our ability to meet customer demand. For example, disruptions to or increases in the cost of local, regional domestic or international transportation services for our products and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars or trucks, weather-related problems, flooding, droughts, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks (such as the recent blockage of the Suez Canal in March 2021) or other events could increase our costs, temporarily impair our ability to deliver products to our customers on time or at all and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products or resulting in a charge to us for our customers’ lost profits as a result of our failure to timely deliver our products. Relatedly, some of our contracts with our large retail customers subject us to financial penalties if we fail to ship an order that is on time or in full. If we are unable to successfully mitigate a significant portion of these product cost increases, fluctuations or delays, our results of operations could be harmed.
In addition, persistent disruptions in our access to infrastructure may force us to halt production as we reach storage capacity at our facilities. Accordingly, if the primary transportation services we use to transport our products are disrupted, and we are unable to find alternative transportation providers, it could have a material adverse effect on our results of operations, business, and financial position.
Many of our products are manufactured by third parties outside of the United States, and our business may be harmed by legal, regulatory, economic, political, and public health risks associated with international trade and those markets.
Many of our primary products are manufactured by entities located in China. In addition, we have a third-party manufacturer in Vietnam. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) changes in the U.S. or international regulations requiring the enactment of more restrictive environmental regulations in markets where we manufacture our products, including China and/or Vietnam; (c) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (d) compliance with U.S. and foreign laws relating to foreign operations and business activities, including the FCPA and the UK Bribery Act (which generally prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business), regulations of the U.S. Office of Foreign Assets Control ("OFAC") (which generally restrict U.S. companies from operating in certain countries, or maintaining business relationships with certain restricted parties), U.S. anti-money laundering regulations, and similar laws that prohibit engaging in other corrupt and illegal practices; (e) economic and political instability and acts of terrorism in the countries where our suppliers are located; (f) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (g) transportation interruptions or increases in transportation costs; and (h) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic, and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the UK Bribery Act, OFAC regulations, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.
Changes to United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the United States has imposed supplemental tariffs of up to 25% on certain imports from China, as well as increased tariffs and import restrictions on products imported from various other countries. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. The United States is also investigating certain trade-related practices by Vietnam that could affect U.S. imports from that country, and has recently renegotiated the multilateral trading relationship between the United States, Canada, and Mexico, resulting in the replacement of the North American Free Trade Agreement ("NAFTA") with a new U.S.-Mexico-Canada Agreement ("USMCA").
A significant proportion of our products are manufactured in China, Vietnam, and other regions outside of the United States. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain products manufactured outside the United States, which could affect our revenue and profitability. Further tariff increases could require us to increase our prices, which could decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our revenue. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, and elsewhere around the world.
We depend on our retailers to display and present our products to customers, and our failure to maintain and further develop our relationships with our retailers could harm our business.
Through our retail channel, we sell a significant amount of our products through knowledgeable national, regional, and independent retailers. These retailers service customers by stocking and displaying our products, explaining our product attributes and capabilities, and sharing our brand story. Our relationships with these retailers are important to the authenticity of our brand and the marketing programs we continue to deploy. Our failure to maintain relationships with retailers and brand ambassadors at retailers, or financial difficulties experienced by these retailers, could harm our business.
Because we are a premium brand, our sales depend, in part, on retailers effectively displaying our products, including providing attractive space and point of purchase displays in their stores and e-commerce platforms, and training their sales personnel to sell our products. If retailers reduce or terminate those activities, we may experience reduced sales of our products, resulting in lower gross margins, which would harm our results of operations.
Insolvency, credit problems or other financial difficulties that could confront our retailers or distributors could expose us to financial risk.
We sell to the large majority of retail channel customers on open account terms and do not require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable for our retail channel customers are unsecured. We also rely on third-party distributors to distribute our products to our retail channel and DTC customers. Insolvency, credit problems, or other financial difficulties confronting our retailers or distributors could expose us to financial risk. These actions could expose us to risks if our distributors are unable to distribute our products to our customers and/or if our retail channel customers are unable to pay for the products they purchase from us in a timely matter or at all. Financial difficulties of our retailers could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retailers or customer demand, or credit risks associated with our retailers or distributors, could harm our business, results of operations, and financial condition.
If our independent suppliers and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, and results of operations could be harmed.
Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retailers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retailers and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, manufacturers, or retailers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.
Risks Related to our Capital Structure, Indebtedness and Capital Requirements
We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.
We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Utilization of our net operating loss carryforwards, or NOLs, and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of this and future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017, or pre-2017 NOLs, are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017, or post- 2017 NOLs, are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.
To the extent we are not able to offset our future taxable income with our NOLs or other tax attributes, this could adversely affect our operating results and cash flows.
Changes in our effective tax rate or exposure to additional income tax liabilities could adversely affect our financial results.
Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, and changes in accounting standards and guidance related to tax matters may cause fluctuations in our effective tax rate. For example, the Biden administration has proposed to increase the U.S. corporate income tax rate to 28% from 21%, increase the U.S. taxation of international business operations and impose a global minimum tax. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.
Our substantial indebtedness could materially adversely affect our financial condition.
As of June 30, 2021, we had cash and cash equivalents of $75.3 million, $125.0 million of available borrowing capacity under the New Revolving Credit Facility, and $100.0 million available borrowing capacity our Receivables Financing Agreement. As of June 30, 2021, the total principal amount outstanding under our New First Lien Term Loan Facility was

$510.0 million. After giving effect to our IPO, our aggregate principal amount of indebtedness outstanding under our New Credit Facilities would have been approximately $379.2 million as of June 30, 2021. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
•making it more difficult for us to satisfy our obligations with respect to our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring us to dedicate a substantial portion of our cash flows to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions;
•exposing us to the risk of increased interest rates as our borrowings under our New First Lien Term Loan Facility and New Revolving Credit Facility are at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•placing us at a disadvantage compared to other, less leveraged competitors; and
•increasing our cost of borrowing.
The New First Lien Term Loan Facility and New Revolving Credit Facility will mature on June 2028 and June 2026, respectively. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us.
The terms of our New First Lien Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
Our New First Lien Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in certain acts including, but not limited to, our ability to incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
A breach of the covenants or restrictions under our New First Lien Credit Agreement could result in a default or an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default would permit the lenders to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable, those lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders were to accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.
Our debt may be downgraded, which could have a material adverse effect on our business, financial condition, and results of operations.
A reduction in the ratings that rating agencies assign to our short- and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to Intellectual Property, Information Technology, and Data Privacy
Recent changes to patent laws in the United States and in foreign jurisdictions may limit our ability to obtain, defend, and/or enforce our patents.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our target markets and our business may be adversely affected. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. If we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.
We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us for allegedly infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is costly. If we do not prevail in litigation, depending on the litigant, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected products, or their features, which could reduce our revenues.
The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit and/or subsequent appeals, legal fees or settlement costs could have a material adverse effect on our results of operations and financial position.
We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other information systems, including those operated by certain of our third-party partners. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our or our third-party partners’ information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in reputational, competitive, and business harm. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.
Cyber attacks or data breaches could adversely affect our business, disrupt our operations, and negatively impact our business.
Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent cyber-attacks and data breaches, our products and services, as well as our servers, computer and information systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, ransomware attacks, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer and employee personal data, and loss of customer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.
Despite our efforts to implement security barriers to such threats, the techniques used by cyber threat actors change frequently and may be difficult to anticipate and detect. As a result, we may not be able to entirely mitigate these threats. Additionally, due to the current COVID-19 pandemic, there is an increased risk that we may experience cybersecurity-related incidents as a result of our employees, service providers, and third parties working remotely on less secure systems during government mandated shelter-in-place orders. Any cyber-attack that attempts to obtain our or our customers’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, financial condition, and results of operations, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, litigation and regulatory action or fines and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and results of operations. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.
Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal information of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to stored personal information. Any breach of our cybersecurity measures could result in violation of privacy, security, and data protection laws and regulations, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a privacy breach could cause us to incur significant costs to restore the integrity of our system and could result in significant costs in government or regulator penalties and private litigation.
While our insurance policies include liability coverage for certain of these matters, our insurance is subject to certain exclusions and exceptions, as well as retention amounts that could be substantial. If we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of sublimits, large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.
We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain as well as to conduct and manage other activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our or their failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, system failures, viruses, ransomware, security breaches, or other causes, could cause information, including data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, particularly as we increase sales through our website, we could damage our customer and business partner relationships and our business and results of operations could be harmed.
We interact with many of our consumers through our e-commerce platforms, and these systems face similar risks of interruption or attack. Consumers increasingly utilize these services to purchase our products and to engage with our brand. If we are unable to continue to provide consumers a user-friendly experience and evolve our platform to satisfy consumer preferences, the growth of our e-commerce business and our net revenues may be negatively impacted. If this software contains errors, bugs or other vulnerabilities which impede or halt service, this could result in damage to our reputation and brand, loss of users, or loss of revenue.
We collect, process, store, and use personal information and data, which subjects us to governmental regulation and other legal obligations related to privacy and security and our actual or perceived failure to comply with such obligations could harm our business.
We regularly collect, obtain, and transmit personal information about customers, employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems.
As a result, we must comply with an increasingly complex and demanding regulatory environment, with frequent impositions of new and changing requirements enacted to protect business and personal data in the United States, Europe, and elsewhere. For example, among other cases, the California Consumer Privacy Act (CCPA) requires covered companies to provide new disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (CPRA) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The Virginia Consumer Data Protection Act (VCDPA), which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. For example, like the CCPA, the VCDPA grants Virginia residents certain rights to access personal data that is being processed by the controller, the right to correct inaccuracies in that personal data and the right to require that their personal data be deleted by the data controller. In addition, Virginia residents will have the right to request a copy of their personal data in a format that permits them to transmit it to another data controller. Further, under the VCDPA, Virginia residents will have the right to opt out of the sale of their personal data, as well as the right to opt out of the processing of their personal data for targeted advertising. New legislation proposed or enacted in a number of U.S. states imposes, or has the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted
We are also subject to laws, regulations, and standards in many jurisdictions outside of the United States, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the European Economic Area, or EEA, the General Data Protection Regulation (GDPR) imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects and other regulatory actions that may be taken by competent authorities. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and mirrors the fines under the GDPR.
In addition, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which are likely to be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The UK GDPR and the GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent

European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target customers and users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers and users.
The above mentioned privacy laws also contain onerous requirements relating to data security. Although we rely on a variety of security measures to provide security for our processing, transmission, and storage of personal information and other confidential information, we are unable to assure that we will not experience future security breaches, given the increasingly sophisticated tools used by hackers, data thieves, and cyber criminals. Any breach of our network or vendor systems may result in the loss of confidential business and financial data or misappropriation of personal information, which could have a material adverse effect on our business, including unwanted media attention, damage to our reputation, litigation, fines, significant legal and remediation expenses, or regulatory action.
We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services.
While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy, security, and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, in the United States, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance. Any failure or perceived failure by us to comply with applicable privacy, security, and data protection laws, rules, regulations, and standards, or with other obligations to which we may be or may become subject, may result in actions against us by governmental entities, private claims and litigations, fines, penalties, or other liabilities or result in orders or consent decrees forcing us to modify our business practices. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively impact our operations, resulting in a material adverse effect on our business, financial condition and results of operations. Any such action could be expensive to defend, damage our reputation and adversely affect our business, results of operations, and financial condition.
We rely on operating system providers and app stores to support some of our products and services, including our app, and any disruption, deterioration or change in their services, policies, practices, guidelines and/or terms of service could have a material adverse effect on our reputation, business, financial condition and results of operations.
The success of some of our products and services depend upon the effective operation of certain mobile operating systems, networks and standards that are run by operating system providers and app stores (Providers). We do not control these Providers and as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers. We largely utilize Android-based and iOS-based technology for our Traeger app.
The Providers that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, we are also subject to the policies, practices, guidelines, certifications and terms of service of Providers’ platforms on which we publish our Traeger app and content. These policies, guidelines and terms of service govern the promotion, distribution, content and operation generally of applications and content available through such Providers. Each Provider has broad discretion to change and interpret its terms of service, guidelines and policies, and those changes may have an adverse effect on our or our customers’ or users’ ability to use our products and services. A Provider may also change its fee structure, add fees associated with access to and use of its platform or app store, limit the use of personal information and other data for advertising purposes or restrict how users can share information on their platform or across other platforms. If we or our customers or users were to violate a Provider’s terms of service, guidelines, certifications or policies, or if a Provider believes that we or our customers or users have violated, its terms of service, guidelines, certifications or policies, then that Provider could limit or discontinue our or our customers’ or users’ access to its platform or app store. In some cases, these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the Provider, which could lead to inconsistent enforcement of these terms of service or policies against us or our customers or users and could also result in the Provider limiting or discontinuing access to its platform or app store. If our products and services were unable to work effectively on or with these operating systems, either because of technological or operational constraints or because the Provider impairs our ability to operate on their platform, this could have a material adverse effect on our business, financial condition and results of operations.
If any Providers, including either Google (for Android) or Apple (for iOS) stop providing us with access to their platform or infrastructure, fail to provide reliable access, cease operations, modify or introduce new systems or otherwise terminate services, the delay caused by qualifying and switching to other operating systems could be time consuming and costly and could materially and adversely affect our business, financial condition and results of operations. Any limitation on or discontinuation of our or our customers’ or users’ access to any Provider’s platform or app store could materially and adversely affect our business, financial condition, results of operations or otherwise require us to change the way we conduct our business.
Risks Related to Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in operating performance and stock market valuations of other retail companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of the COVID-19 pandemic and trends in the economy as a whole;
•changes in our board of directors or management;
•sales of large blocks of our common stock, including sales by our principal stockholders, executive officers or directors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or other public health emergencies or responses to these events; and
•the other factors described in Part II, Item 1A, “Risk Factors.”

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including the following:
•amendments to certain provisions of our certificate of incorporation or amendments to our bylaws will generally require the approval of at least two-thirds of the voting power of our outstanding capital stock;
•our staggered board;
•at any time when the parties to our Stockholders Agreement beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by consent without a meeting, and at any time when the parties to our Stockholders Agreement beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by written consent, but may only take action at a meeting of stockholders;
•our certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the New Stockholders Agreements;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer or a majority of our board of directors;
•our certificate of incorporation restricts the forum for certain litigation against us to Delaware or the federal courts, as applicable, unless we otherwise consent in writing;
•our board of directors has the authority to issue shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our New Stockholders Agreements for nominations made pursuant to the terms of the New Stockholders Agreements) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
In addition, we have opted out of Section 203 of the Delaware General Corporation Law, but our certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested stockholder” (generally defined as any person who, together with that person’s affiliates and associates, owns, 15% or more of our outstanding voting stock) for a period of three years following the date on which the stockholder became an “interested stockholder” is prohibited, provided, however, that, under our certificate of incorporation, the parties to our Stockholders Agreement and their respective affiliates are not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly are not be subject to such restrictions.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock or as discouraging takeover attempts in the future.

A limited number of stockholders hold a substantial portion of our outstanding common stock, and their interests may conflict with our interests and the interests of other stockholders.
Immediately following our IPO, funds or entities affiliated with each of AEA Investors (the “AEA Fund”), Ontario Teachers’ Pension Plan Board (“OTPP”) and Trilantic Capital Partners (“TCP”) owned approximately 64.8% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our board of directors individuals designated by each of the AEA Fund, OTPP and TCP and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
Even when the parties to our Stockholders Agreement cease to own shares of our stock representing a majority of the total voting power, for so long as such parties continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our Stockholders Agreement will have significant influence with respect to our management, business plans and policies. For instance, for so long as the AEA Fund, OTPP and TCP continue to own a significant percentage of our common stock, they may be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive us of what we perceive as an attractive business combination opportunity, or investors of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and ultimately may affect the market price of our common stock.
Further, our certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our Stockholders Agreement or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries.
Future sales of shares by existing stockholders, including our principal stockholders, our officers or directors, could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up agreements entered into in connection with the IPO expire and other restrictions on resale lapse, the trading price of our common stock could decline. Immediately following our IPO, our officers, directors and principal stockholders (greater than 5% stockholders) collectively owned approximately 73.3% of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’ s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.
Our certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our New Stockholders Agreements and any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our certificate of incorporation we renounced, to the fullest extent permitted by law and in accordance with Section 122(17) of the Delaware General Corporation Law, all interest and expectancy that we otherwise would be entitled to have in, and all rights to be offered an opportunity to participate in, any opportunity that may be presented to the AEA Fund, OTPP and TCP or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by the AEA Fund, OTPP and TCP or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.
The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to the us or the our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the Delaware General Corporation Law confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision does not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are or will become subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We may need to undertake various actions to ensure compliance with applicable rules and regulations, such as implementing new or additional internal controls and procedures and hiring accounting or internal audit staff.
We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource information systems and accounting systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes or hire the necessary personnel could result in higher costs, compromised internal reporting and processes and system errors or failures. For example, we are in the process of implementing a new product lifecycle management system, or PLM system, as a development tool to help us compile and analyze data related to the lifecycle of our products. The implementation and transition to any new critical system, including our new PLM system, or enhancements to existing systems, may be costly, require significant attention of many employees who would otherwise be focused on other aspects of our business and disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations.
We anticipate incurring substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of RSUs granted in connection with the completion of our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
In light of the 7,782,957 RSUs subject to the Chief Executive Officer Award and the 4,380,285 RSUs subject to the IPO RSUs granted in connection with our IPO, we anticipate that we will incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The 7,782,957 RSUs subject to the Chief Executive Officer Award received by Jeremy Andrus, our Chief Executive Officer, will vest based on (i) the achievement of performance goals, which we refer to as the PSU CEO Awards and (ii) time-based RSUs, which we refer to as the Time-Based RSU CEO Awards and together with the PSU CEO Awards, the Chief Executive Officer Award. The vesting of these awards is subject to the respective continued service or employment of Mr. Andrus through the applicable vesting date. The PSU CEO Awards granted to Mr. Andrus will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 days) at any time until the tenth anniversary of the closing of our IPO. Mr. Andrus’ PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the initial public offering price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. To the extent earned, the PSU CEO Awards will vest if certain time-based vesting conditions are also met. The Time-Based RSU CEO Awards granted to Mr. Andrus will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to Mr. Andrus’ continued service as our chief executive officer or executive chairman of our board of directors.

We will record substantial stock-compensation expense for the IPO RSUs, the PSU CEO Awards and the Time-Based RSU CEO Awards. The grant date fair value of the PSU CEO Awards and the Time-Based RSU CEO Awards is estimated to be approximately $116.6 million, which we estimate will be recognized as compensation expense over a weighted average period of 4.94 years, though could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs is estimated to be approximately $73.2 million, which we estimate will be recognized as compensation expense over a weighted average period of 3.52 years. We expect the stock-based compensation expense relating to these awards to adversely impact our future financial results.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The AEA Fund, OTPP and TCP collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors will be held by an individual, group, or another company, we will be a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
•a majority of our board of directors consists of “independent directors,” as defined under the rules of such exchange;
•our board of directors has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our board of directors has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to rely on these exemptions, except for the exemption from the requirement that our compensation committee be composed entirely of independent directors. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange rules.
We are an “emerging growth company” and are availing ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we are taking advantage of and may continue to take advantage of, for as long as five years following the completion of our IPO, certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies.
We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not and will continue not to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We cannot predict if investors will find our common stock less attractive because we are relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price, and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
General Risks
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
As part of our business strategy, we have made and may in the future make investments in businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, on July 1, 2021 we acquired all of the equity interested of Apption, which specializes in the manufacture and design of hardware and software related to small kitchen appliances, including the MEATER smart thermometer and related technology. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and results of operations. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.
To pay for any such acquisitions, we would have to use cash, incur debt, or issue equity securities, each of which may affect our financial condition or the value of our capital stock and could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business, and could have an adverse effect on our business, financial condition, and results of operations.
From time to time, we may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and results of operations.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition, and antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries, and we may face increased exposure to securities litigation as a public company. Litigation and regulatory proceedings that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our business, financial condition, and results of operations.
The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations
Our financial results and future growth could be harmed by currency exchange rate fluctuations.

As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates, such as the British Pound and the Canadian Dollar, and we may transact in more foreign currencies in the future. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers in China and Vietnam may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations and may continue to use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or change significantly, our results of operations could be harmed.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our stock price.
Our business is subject to the risk of earthquakes, fires, explosions, power outages, floods, forest fires, and other catastrophic events, and to interruption by problems such as terrorism, public health crises, cyberattacks, or failure of key information technology systems.
Our business is vulnerable to damage or interruption from earthquakes, fires, explosions, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster or adverse weather event, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our wood pellet production facility in New York is located in a flood zone and has experienced flooding and other damage in connection with adverse weather events, such as hurricanes and tropical storms. Most recently, this facility incurred damage as a result of a tropical storm and we continue to assess the extent of the damage and operations. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations where we have operations and equipment or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, explosions, floods, and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises such as the current COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.
Our insurance coverage may be inadequate to cover our liabilities related to such hazards or operational risks. For example, our insurance coverage does not cover us for business interruptions as they relate to the COVID-19 pandemic. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable, and insurance may not continue to be available on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim or a claim in excess of the insurance coverage limits maintained by us could harm our business, results of operations, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share. We raised net proceeds of $140.5 million after deducting underwriter discounts and commissions, fees and expenses of $18.3 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) at the same price. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257714), as amended (the “Registration Statement”), declared effective by the SEC on July 28, 2021. Morgan Stanley & Co, LLC acted as representative of the underwriters for the IPO. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
We used approximately $130.8 million of the net proceeds to us from the IPO to prepay amounts outstanding under our New First Lien Term Loan Facility. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
4.1	Form of Certificate of Common Stock.	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement.	8-K	08/03/21	10.2
4.3	Management Stockholders Agreement	8-K	08/03/21	10.3
4.4	Registration Rights Agreement	8-K	08/03/21	10.1
10.1	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2	Traeger, Inc. 2021 Incentive Award Plan and related form agreements thereunder	S-1/A	07/21/21	10.2
10.3	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.5	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.8	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.9	Traeger, Inc. Non-Employee Director Compensation Policy.	S-1/A	07/21/21	10.3
10.10
Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lender parties thereto, dated August 18, 2021
					*
10.11	Letter Agreement by and between Jeremy Andrus and Traeger, In.				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: September 9, 2021
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: September 9, 2021
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)