Form 10-Q
period 2021-09-30
Traeger, Inc.
filed 2021-11-15
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 12, 2021, there were 117,547,916 shares of the registrant's common stock, par value $0.0001 outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Traeger, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except unit, share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$18,103	$11,556
Accounts receivable, net	85,588	64,840
Inventories, net	114,597	68,835
Prepaid expenses and other current assets	16,748	13,776
Total current assets	235,036	159,007
Property, plant, and equipment, net	48,356	32,404
Goodwill	297,207	256,838
Intangible assets, net	565,741	539,841
Other long-term assets	3,361	1,491
Total assets	$1,149,701	$989,581
LIABILITIES, MEMBER'S AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,172	$21,673
Accrued expenses	69,862	54,697
Line of credit	19,000	—
Current portion of notes payable	—	3,407
Current portion of capital leases	406	296
Current portion of contingent consideration	10,400	—
Total current liabilities	127,840	80,073
Notes payable, net of current portion	370,061	433,605
Capital leases, net of current portion	680	536
Contingent consideration, net of current portion	14,000	—
Deferred tax liability	12,606	—
Other non-current liabilities	370	327
Total liabilities	525,557	514,541
Commitments and contingencies—See Note 9
Member's/Stockholders' equity:
0 and 108,724,422 member’s capital common units authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020	—	—
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued shares - 117,547,916 and 0 as of September 30, 2021 and December 31, 2020
Outstanding shares - 117,547,916 and 0 as of September 30, 2021 and December 31, 2020	12	—
Member's capital	—	571,038
Additional paid-in capital	775,282	—
Accumulated deficit	(151,161)	(95,998)
Accumulated other comprehensive income	11	—
Total member's/stockholders' equity	624,144	475,040
Total liabilities and member's/stockholders' equity	$1,149,701	$989,581
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$162,018	$145,071	$610,613	$412,044
Cost of revenue	107,696	79,294	372,353	227,824
Gross profit	54,322	65,777	238,260	184,220
Operating expenses:
Sales and marketing	48,519	26,635	126,639	64,337
General and administrative	75,824	17,327	114,182	35,637
Amortization of intangible assets	8,889	8,135	25,491	24,398
Change in fair value of contingent consideration	2,900	—	2,900	—
Total operating expense	136,132	52,097	269,212	124,372
Income (loss) from operations	(81,810)	13,680	(30,952)	59,848
Other income (expense), net:
Interest expense	(5,704)	(8,061)	(21,393)	(26,309)
Loss on extinguishment of debt	(3,228)	—	(5,185)	—
Other income (expense)	(426)	2,647	1,112	2,047
Total other expense, net	(9,358)	(5,414)	(25,466)	(24,262)
Income (loss) before provision for income taxes	(91,168)	8,266	(56,418)	35,586
Provision (benefit) for income taxes	(1,983)	150	(1,255)	697
Net income (loss)	$(89,185)	$8,116	$(55,163)	$34,889
Net income (loss) attributable to common shareholders	$(89,185)	$8,116	$(55,163)	$34,889
Net income (loss) per share, basic and diluted	$(0.78)	$0.07	$(0.50)	$0.32
Weighted average common shares outstanding, basic and diluted	114,382,955	108,724,387	110,631,304	108,724,387
Other comprehensive income (loss):
Foreign currency translation adjustments	$11	$—	$11	$—
Total other comprehensive income	11	—	11	—
Comprehensive income (loss)	$(89,174)	$8,116	$(55,152)	$34,889
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except unit and share amounts)

	Three Months Ended September 30, 2021 and 2020
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's/Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at June 30, 2021	108,724,422	$—	—	$—	$573,539	$—	$(61,976)	$—	$511,563
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(573,539)	573,528	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,544	—	—	142,544
Equity-based compensation	—	—	—	—	—	59,210	—	—	59,210
Net loss	—	—	—	—	—	—	(89,185)	—	(89,185)
Other comprehensive income	—	—	—	—	—	—	—	11	11
Balance at September 30, 2021	—	$—	117,547,916	$12	$—	$775,282	$(151,161)	$11	$624,144

Balance at June 30, 2020	108,724,422	$—	—	$—	$559,732	$—	$(100,827)	$—	$458,905
Equity-based compensation	—	—	—	—	9,805	—	—	—	9,805
Net income	—	—	—	—	—	—	8,116	—	8,116
Balance at September 30, 2020	108,724,422	$—	—	$—	$569,537	$—	$(92,711)	$—	$476,826

	Nine Months Ended September 30, 2021 and 2020
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's/Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(95,998)	$—	$475,040
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(571,038)	571,027	—	—	—

Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,544	—	—	142,544
Equity-based compensation	—	—	—	—	—	61,711	—	—	61,711
Net loss	—	—	—	—	—	—	(55,163)	—	(55,163)
Other comprehensive income	—	—	—	—	—	—	—	11	11
Balance at September 30, 2021	—	$—	117,547,916	$12	$—	$775,282	$(151,161)	$11	$624,144

Balance at December 31, 2019	108,724,422	$—	—	$—	$558,478	$—	$(127,600)	$—	$430,878
Equity-based compensation	—	—	—	—	11,059	—	—	—	11,059
Net income	—	—	—	—	—	—	34,889	—	34,889
Balance at September 30, 2020	108,724,422	$—	—	$—	$569,537	$—	$(92,711)	$—	$476,826
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(55,163)	$34,889
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	6,647	5,458
Amortization of intangible assets	27,622	24,898
Amortization of deferred financing costs	1,871	2,033
Loss on disposal of property, plant and equipment	104	31
Loss on extinguishment of debt	5,185	—
Equity-based compensation expense	61,711	11,059
Bad debt expense	634	—
Unrealized loss on derivative contracts	4,800	(2,184)
Changes in fair value of contingent consideration	2,900	—
Change in operating assets and liabilities:
Accounts receivable	(19,192)	(45,859)
Inventories, net	(40,331)	(3,797)
Prepaid expenses and other current assets	(7,479)	(2,668)
Other long-term assets	(219)	—
Accounts payable and accrued expenses	10,031	18,525
Deferred rent	9	42
Net cash provided by (used in) operating activities	(870)	42,427
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(17,986)	(9,442)
Acquisition of subsidiaries	—	(200)
Capitalization of patent costs	(424)	(346)
Proceeds from notes receivable	—	21
Business combination, net of cash acquired	(57,041)	—
Net cash used in investing activities	(75,451)	(9,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	84,000	57,000
Repayments on line of credit	(65,000)	(67,000)
Proceeds from long-term debt	510,000	—
Payment of deferred financing costs	(8,478)	(339)
Repayments of long-term debt	(579,915)	(2,555)
Principal payments on capital lease obligations	(283)	(230)
Proceeds from initial public offering, net of issuance costs	142,544	—
Net cash provided by (used in) financing activities	82,868	(13,124)
Net increase in cash	6,547	19,336
Cash at beginning of period	11,556	7,077
CASH AT END OF PERIOD	$18,103	$26,413
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,974	$19,521
Cash paid for income taxes	$1,665	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$534	$326
Property, plant, and, equipment included in accounts payable	$3,395	$872
The accompanying notes are an integral part of these condensed consolidated financial statements

Traeger, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbeque grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including covers, barbeque tools, trays, liners, and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.

In July 2021, the Company effected a forward split of its 10 common units into 108,724,422 common units. All unit, per unit and related information presented in the accompanying consolidated financial statements have been retroactively adjusted, where applicable, to reflect the impact of the split of common units.

Immediately prior to the effectiveness of the registration statement pertaining to the Company’s initial public offering (“IPO”) on July 28, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation, and changed its name from TGPX Holdings I LLC to Traeger, Inc. Pursuant to the statutory corporate conversion (the "Corporate Conversion"), all of the outstanding limited liability company interests of TGPX Holdings I LLC were converted into shares of common stock of Traeger, Inc., and TGP Holdings LP (the “Partnership”) became the holder of such shares of common stock of Traeger, Inc. In connection with the Corporate Conversion, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of the IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, following the Partnership’s liquidation and distribution, including the elimination of any fractional shares resulting therefrom, and the Corporate Conversion, the Company had 108,724,387 shares of common stock outstanding immediately prior to the IPO.
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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. The condensed consolidated financial statement include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status – The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of its common stock that is held by non-affiliates is at least $700 million as of the last business day of its most recently completed second fiscal quarter, (ii) the end of the fiscal year in which the Company has total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which the Company issues more than $1.0 billion in non-convertible debt in a three-year period, or (iv) December 31, 2026.
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include business combination accounting for the fair value of assets acquired, liabilities assumed, and contingent considerations, customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable and foreign currency contracts. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Four customers (each large U.S. retailers) that accounted for a significant portion of net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	11%	18%	18%	18%
Customer B	16%	26%	19%	20%
Customer C	18%	16%	17%	17%
Customer D	11%	5%	6%	4%
As of September 30, 2021, those same four customers accounted for a significant portion of trade accounts receivable of 15%, 14%, 13%, and 17% for customers A, B, C, and D respectively, compared to 18%, 21%, 19%, and 7% as of December 31, 2020. Concentrations of credit risk exist to the extent credit terms are extended with these four large customers. A business failure on the part of any one of the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2021 and 2020, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2021 and December 31, 2020.
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
3 – REVENUE

The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2021	2020	2021	2020
Grills	$108,799	$104,350	$443,495	$298,944
Consumables	28,029	31,773	110,067	87,788
Accessories	25,190	8,948	57,051	25,312
Total revenue	$162,018	$145,071	$610,613	$412,044

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2021	2020	2021	2020
North America	$151,862	$140,766	$581,805	$399,845
Rest of world	10,156	4,305	28,808	12,199
Total revenue	$162,018	$145,071	$610,613	$412,044

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2021	2020	2021	2020
Retail	$138,376	$140,174	$564,133	$386,078
Direct to consumer	23,642	4,897	46,480	25,966
Total revenue	$162,018	$145,071	$610,613	$412,044
4 – BALANCE SHEET COMPONENTS
Accounts receivable consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$101,866	$77,574
Allowance for doubtful accounts	(1,151)	(652)
Reserve for returns, discounts and allowances	(15,127)	(12,082)
Total accounts receivable, net	$85,588	$64,840
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$3,901	$1,161
Work in process	9,936	6,087
Finished goods	100,760	61,587
Inventories, net	$114,597	$68,835
Included within inventories are adjustments of $0.2 million and $0.8 million at September 30, 2021 and December 31, 2020, respectively, to record inventory to net realizable value.
Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrual for inventories in-transit	$22,878	$27,012
Warranty accrual	8,436	6,728
Accrued compensation and bonus	6,985	6,179
Other	31,563	14,778
Accrued expenses	$69,862	$54,697

The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warranty accrual, beginning of period	$8,094	$5,987	$6,728	$4,798
Warranty claims	(2,544)	(2,000)	(6,221)	(5,256)
Warranty costs accrued	2,886	2,241	7,929	6,686
Warranty accrual, end of period	$8,436	$6,228	$8,436	$6,228
5 – BUSINESS COMBINATIONS

On July 1, 2021 (the "Acquisition Date"), the Company acquired all outstanding shares of Apption Labs Limited, and its subsidiaries (collectively “Apption Labs”), a technology company that specializes in the manufacture and design of innovative hardware and software related to small kitchen appliances, including the MEATER smart thermometer and related technology. The total purchase consideration was approximately $78.5 million, net of cash acquired, which is comprised of cash paid, contingent consideration, net working capital adjustments, and escrow consideration. The acquisition of Apption Labs will help facilitate the Company's entry into the adjacent accessories markets with a highly complementary product that the Company believes will bolster our existing portfolio, create efficiencies for consumers and expose the Company to new growth channels.
The purchase consideration includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022 as detailed in the Share Purchase Agreement. The acquisition date fair value of contingent consideration obligation of $21.5 million is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The range of the undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is between $0 and $40.0 million. See Note 7 “Fair Value Measurement" for subsequent measurements of this contingent liability.

The Company recognized $1.8 million of acquisition-related costs that were expensed as incurred during the three and nine months ended September 30, 2021. These costs are recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).

The operating results of Apption Labs have been included in the Company's condensed consolidated statements of operations and comprehensive income (loss) since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.

Determination and allocation of the consideration transferred to net tangible and intangible assets is based upon preliminary estimates. These preliminary estimates and assumptions could change significantly during the measurement period as the Company finalizes the valuations of the net tangible and intangible assets acquired and liabilities assumed. Balances subject to adjustments include, but are not limited to, the valuation of contingent consideration, net working capital adjustments, fair value of acquired inventory, net, fair value of identified intangible assets, goodwill, and the associated deferred tax implications. During the measurement period, the Company may record adjustments to the provisional amounts recognized in the Company’s initial accounting for the acquisition. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Any change could result in variances between our future financial results and the amounts recognized in the financial information presented below, including variances in fair values recorded, as well as expenses associated with these items.

The acquisition was accounting for under the acquisition method in accordance with ASC 805. The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Apption Labs acquisition (in thousands):

Consideration Transferred	Fair Value
Cash paid, net of cash acquired	$36,957
Contingent consideration	21,500
Other closing consideration	20,050
Total purchase consideration, net of cash acquired	$78,507
Assets acquired
Accounts receivable, net	$2,190
Inventory, net	5,431
Prepaid and other current assets	293
Property and equipment	1,357
Intangible Assets	53,100
Goodwill	40,360
Total assets acquired	$102,731
Liabilities assumed
Accounts payable and accrued liabilities	$8,474
Deferred tax liability	12,646
Other current liabilities	344
Other non-current liabilities	2,760
Total liabilities assumed	24,224
Total net assets, net of cash acquired	$78,507

The excess purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is attributable to the expected synergies to be achieved upon consummation of the business combinations and the assembled workforce values.

The following table details the identifiable intangible assets acquired at their fair value and their corresponding useful lives at the acquisition date (amounts in thousands):

Identifiable Intangible Assets	Fair Value	Estimated Useful Life (in years)
Technology	$32,300	5
Trademarks	17,700	10
Distributor relationships	2,400	8
Non-compete arrangements	700	2.5
	$53,100

Identifiable intangible assets acquired primarily include technology, trademarks, distributor relationship, and non-compete arrangements. The fair value of technology acquired in the acquisition was determined using the excess earnings model, the trademarks acquired was determined using a relief from royalty model, the distributor relationships acquired was determined using the distributor model, and the non-compete arrangements acquired were determined using the with and without model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, royalty rates, distributor attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). Amortization of technology is recorded in cost of revenue and amortization of trademarks, distributor relationships and non-compete arrangements are recorded in amortization of intangible assets in the condensed consolidated statements of operations and comprehensive income (loss).
6 – DERIVATIVES
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

The Company had outstanding foreign currency contracts as of September 30, 2021 and December 31, 2020. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the consolidated balance sheet and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other expense, net in the consolidated statements of operations.
The Company’s only derivative transactions were foreign currency contracts. Gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2021	December 31, 2020
Gross Asset Fair Value	$1,459	$6,259
Gross Liability Fair Value	—	—
Net Asset Fair Value	$1,459	$6,259
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gain (loss)	$1,301	$135	$6,749	$(110)
Unrealized gain (loss)	(689)	2,294	(4,800)	2,184
Total gains	$612	$2,429	$1,949	$2,074
7 – FAIR VALUE MEASUREMENTS
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
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2021	As of December 31, 2020
Assets:
Derivative assets—foreign currency contracts (1)	2	$1,459	$6,259
Total assets		$1,459	$6,259

Liabilities:
Contingent consideration—earn out (2)	3	$24,400	$—
Total liabilities		$24,400	$—
(1)Included in prepaid expenses and other current assets in the condensed consolidated balance sheet
(2)Included in current and long-term contingent consideration in the condensed consolidated balance sheet
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2021 and December 31, 2020, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.

The fair value of the Company’s derivative assets through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2.
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated using a Monte Carlo model. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the performance targets and discount rates of 7.77% and 8.04% for each respective earn out period, consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the revaluation of contingent consideration in our condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The following table presents the fair value contingent consideration (in thousands):

Balance at December 31, 2020	$—
Fair value of contingent consideration recognized at Acquisition Date	21,500
Payments of contingent consideration	—
Adjustments to fair value of contingent consideration	2,900
Balance at September 30, 2021	$24,400
The following financial instruments are recorded at their carrying amount (in thousands of dollars):

	As of September 30, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien (1)	$379,195	$378,960	$—	$—
Debt—First Lien and Second Lien (2)	—	—	446,355	439,253
Total liabilities	$379,195	$378,960	$446,355	$439,253
(1)Included in notes payable in the consolidated balance sheet. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
(2)The First Lien and Second Lien were refinanced and repaid on June 29, 2021.
8 – DEBT AND FINANCING ARRANGEMENTS
On September 25, 2017, the Company entered into (i) a first lien credit agreement with various lenders ("First Lien Credit Agreement") and (ii) a second lien credit agreement with a syndicate of various lenders ("Second Lien Credit Agreement") and together with the First Lien Credit Agreement. On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lender parties thereto as joint lead arrangers and joint bookrunners ("New First Lien Credit Agreement"). The New First Lien Credit Agreement provides for a $560.0 million senior secured term loan facility ("New First Lien Term Loan Facility"), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility ("New Revolving Credit Facility") and, together with the New First Lien Term Loan Facility, the New Credit Facilities.
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our Public Debt Rating (each as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The New First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement). As of September 30, 2021, the total principal amount outstanding on the New First Lien Term Loan Facility was $379.2 million, and the Company had not drawn on the delayed draw term loan.
Loans under the New Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The New Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2021, there was no outstanding principal balance under the New Revolving Credit Facility.
The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine if repurchased debt was substantially different than debt issued to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a $2.0 million loss from early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).
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
On August 11, 2021 the Company utilized net proceeds received in connection with the initial public offering and made a voluntary prepayment of $130.8 million of its outstanding principle under the New First Lien Term Loan. In connection with the voluntary prepayment, the Company expensed $3.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss).
The New First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and are required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2021, the Company was in compliance with the covenants under the New Credit Facilities.
Accounts Receivable Credit Facility
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement ("Amended Receivables Financing Agreement") and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of September 30, 2021, the Company had drawn down $19.0 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
9 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
10 – CAPITAL STOCK

On August 2, 2021, the Company completed an IPO in which the Company issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses of $18.8 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares).
Immediately prior to the completion of the IPO, the Company converted to a Delaware corporation, from a limited liability company. The Company’s certificate of incorporation provides for one classes of common stock and authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the board of directors. The Company is authorized to issue up to 1,000,000,000 authorized shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, do not have cumulative voting rights and are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of any series of preferred stock that we may designate and issue in the future. The Company’s common stock is traded on the New York Stock Exchange under the symbol “COOK.”
In conjunction with the Corporate Conversion and prior to the closing of the IPO, the Company effected a forward split of its 10 common units into 108,724,422 common units. Concurrently with the Corporate Conversion, the units were converted to an aggregate of 108,724,387 shares of common stock, including the elimination of any fractional shares resulting therefrom. In addition, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO.

At September 30, 2021, the amount of issued and outstanding common stock is 117,547,916. The Company has not issued any shares of preferred stock.
11 – EQUITY-BASED COMPENSATION
In connection with the Transaction, TGP Holdings LP established a management incentive equity pool, authorizing a maximum of 99,389 total units, or 15% of the total authorized units, for purposes of issuing compensatory awards to employees and certain directors of the Company, and its subsidiaries. Pursuant to the Amended and Restated Limited Partnership Agreement of TGP Holdings LP, dated as of September 25, 2017, eligible management employees and directors were granted a certain number of Class B Units of TGP Holdings LP which were intended to be treated as profit interests for tax purposes. The participation threshold of the Class B Units was historically established for each grant based on the fair market value of TGP Holdings LP membership units at the date of the grant.
On July 12, 2021, the Board of the Directors approved the acceleration of vesting of all unvested and outstanding Class B Units, subject to the successful completion of the Company's IPO. The approval for the acceleration of vesting was determined to be a modification. As a result, the Company evaluated each of the modified awards to determine the necessary accounting. At the time of the IPO, awards where vesting was probable prior to and after the modification, resulted in an acceleration of the remaining expense based on the original grant date fair value and awards where vesting was not probable, resulted in recognition of the fair value of the modified awards as of the modification date.
In connection with the completion of the Company’s IPO, Class B Units that were outstanding and vested were, as part of the Corporate Conversion, converted into shares of common stock of the Company. The Company recorded equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B Units based on the IPO price of $18.00. Given the proximity of the modification to the IPO, the expense recorded by the Company was based on the actual conversion of the Class B Unit into common stock and the valuation of the Company at time of the IPO.

The Traeger, Inc. 2021 Incentive Award Plan (“2021 Plan”), became effective as of August 3, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and directors. Subject to the adjustment described in the following sentence, the initial number of shares of our common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's equity-based compensation was classified as follows in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$568	$71	$580	$80
Sales and marketing	12,444	1,902	12,975	2,117
General and administrative	46,198	7,832	48,156	8,862
Total equity-based compensation	$59,210	$9,806	$61,711	$11,059
Restricted Stock Unit Awards
On July 20, 2021, the Board approved restricted stock units (“RSUs”) covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include RSUs covering 7,782,957 shares granted to the Company's Chief Executive Officer ("CEO") and RSUs covering 4,380,285 shares granted to other employees, directors, and certain non-employees.
The awards include a combination of time-based and performance-based awards. Specifically, time-based RSUs covering 2,594,319 shares ("RSU CEO Award") and performance-based RSUs covering 5,188,638 shares ("PSU CEO Award") were granted to the CEO. The RSU CEO Award will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to continued service with the Company. The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of our IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. Once earned, the PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continues service as our CEO or executive chairman of our board of directors:

Earned PSUs’ Vesting Tranche	Vesting Date
First Vesting Tranche	50% on the first anniversary and 50% on the second anniversary of the closing of the IPO
Second Vesting Tranche	50% on the second anniversary and 50% on the third anniversary of the closing of the IPO
Third Vesting Tranche	50% on the third anniversary and 50% on the fourth anniversary of the closing of the IPO
Fourth Vesting Tranche	50% on the fourth anniversary and 50% on the fifth anniversary of the closing of the IPO
Fifth Vesting Tranche	50% on the fifth anniversary and 50% on the sixth anniversary of the closing of the IPO
The RSUs granted to other employees, directors, and certain non-employees, included 3,635,287 time-based RSUs ("IPO RSUs") and 744,998 performance-based RSUs ("IPO PSUs"). The IPO RSUs will vest based on certain time-based conditions set forth in the applicable award agreement. The IPO PSUs consist of two equal tranches,with the first tranche having a stock price goal of 200% of the IPO price and the second tranche having a stock price goal of 300% of the IPO price. For each tranche, 50% vests upon the later of the first anniversary of the IPO date or the achievement of the Price Per Share Goal and the second 50% vests upon the later of the second anniversary of the IPO date or the first anniversary of when the respective Price Per Share Goal is achieved, in each case, subject to continued employment.
For time-based and performance-based RSU awards, the compensation expense is recognized on a straight-line basis over the vesting schedule and on an accelerated attribution basis over the tranche's requisite service period, respectively. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based RSU awards as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
A summary of the time-based restricted stock unit activity during the nine months ended September 30, 2021 was as follows (in thousands, except per unit data):

	Nine Months Ended September 30, 2021
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted at fair value	6,229,606	18.00
Vested	—	—
Forfeited	(82,218)	18.00
Outstanding at September 30, 2021	6,147,388	$18.00
As of September 30, 2021, the Company had $103.5 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 4.03 years.
A summary of the performance-based restricted stock unit activity during the nine months ended September 30, 2021 was as follows (in thousands, except per unit data):

	Nine Months Ended September 30, 2021
	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted at fair value	5,933,636	13.25
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2021	5,933,636	$13.25
As of September 30, 2021, the Company had $74.0 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.47 years.
12 – INCOME TAXES
For the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit and expense of $2.0 million and $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit and expense of $1.3 million and $0.7 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2021, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $8.2 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts payable to the third party as of September 30, 2021 and December 31, 2020 was $2.4 million and $0.7 million, respectively.
14 – EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share ("EPS") attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units are considered to be potential common shares.

The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(89,185)	$8,116	$(55,163)	$34,889

Weighted-average common shares outstanding—basic	114,382,955	108,724,387	110,631,304	108,724,387
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Weighted-average common shares outstanding—diluted	114,382,955	108,724,387	110,631,304	108,724,387

Earnings (loss) per share
Basic	$(0.78)	$0.07	$(0.50)	$0.32
Diluted	$(0.78)	$0.07	$(0.50)	$0.32
The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock units	12,081,024	—	12,081,024	—

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
Overview
Traeger is the creator and category leader of the wood pellet grill, an outdoor cooking system that ignites all-natural hardwoods to grill, smoke, bake, roast, braise, and barbeque. Our grills are versatile and easy to use, empowering cooks of all skill sets to create delicious meals with a wood-fired flavor that cannot be replicated with gas, charcoal, or electric grills. Grills are at the core of our platform and are complemented by Traeger wood pellets, rubs, sauces, and accessories.
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

We believe our financial results have reflected our growth. Our revenue increased by 48.2% for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, and reached $610.6 million for the nine months ended September 30, 2021, up from $412.0 million for the nine months ended September 30, 2020. We recorded a net loss of $55.2 million for the nine months ended September 30, 2021, compared to net income of $34.9 million for the nine months ended September 30, 2020. Our Adjusted EBITDA was $95.2 million for the nine months ended September 30, 2021, down from $102.3 million for the nine months ended September 30, 2020. Our Adjusted Net Income was $63.2 million for the nine months ended September 30, 2021, down from $69.6 million for the nine months ended September 30, 2020. Adjusted EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA and Adjusted Net Income (Loss) useful and a discussion of the material risks and limitations of this measure, please see “non-GAAP Financial Measures” below.
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

On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses of $18.8 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares).
Key Factors Affecting Our Performance
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors, that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, please see “Key Factors Affecting Our Performance” in the Management’s Discussion and Analysis section of our prospectus, dated July 28, 2021, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
Non-GAAP Financial Measures
In addition to our results and measures of performance determined in accordance with U.S. GAAP, we believe that certain non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans and making strategic decisions.
Each of Adjusted EBITDA and Adjusted Net Income (Loss) is a key performance measure that our management uses to assess our financial performance and is also used for internal planning and forecasting purposes. We believe that these non-GAAP financial measures are useful to investors and other interested parties in analyzing our financial performance because it provides a comparable overview of our operations across historical periods. In addition, we believe that providing each of Adjusted EBITDA and Adjusted Net Income (Loss), together with a reconciliation of net income (loss) to each such measure, helps investors make comparisons between our company and other companies that may have different capital structures, different tax rates, and/or different forms of employee compensation. For example, due to finite-lived intangible assets included on our balance sheet following our corporate reorganization in 2017, we have significant non-cash amortization expense attributable to the nature of our capital structure.
Each of Adjusted EBITDA and Adjusted Net Income (Loss) is used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of Adjusted EBITDA and Adjusted Net Income (Loss) help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or income from continuing operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Each of Adjusted EBITDA and Adjusted Net Income (Loss) has inherent limitations because of the excluded items, and may not be directly comparable to similarly titled metrics used by other companies.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude provision for income taxes, other (income) expense, interest expense, depreciation and amortization, equity-based compensation, non-routine legal expenses, non-routine start-up costs, non-routine acquisition expenses, change in fair value of contingent consideration, offering related expenses, non-routine refinancing expenses, and other adjustment items. Other (income) expense are gains (losses) on disposal of property, plant and equipment, impairments of long-term assets, unrealized gains (losses) from derivatives, and the loss on extinguishment of debt upon refinancing and early repayment. Non-routine legal expenses are primarily external legal expenses for litigation, patent and trademark defense, and legal costs related to an acquisition. Non-routine start-up costs represent investments in a new product category. Non-routine acquisition expenses are primarily for consulting and legal costs incurred in connection with the acquisition of Apption Labs. Change in fair value of contingent consideration results from changes in the fair value of the contingent consideration associated with the acquisition of Apption Labs due to changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. Offering related expenses are primarily for legal and consulting costs incurred in connection with our IPO process. Non-routine refinancing expenses are primarily for consulting and legal costs incurred to refinance our credit facilities. Other adjustment items include inventory write-offs and and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and costs to establish our China warehouse. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss)	$(89,185)	$8,116	$(55,163)	$34,889
Adjusted to exclude the following:
Provision (benefit) for income taxes	(1,983)	150	(1,255)	697
Other (income) expense	3,977	(2,324)	10,045	(2,158)
Interest expense	5,704	8,061	21,393	26,309
Depreciation and amortization	13,076	10,446	34,515	30,394
Equity-based compensation	59,210	9,806	61,711	11,059
Non-routine legal expenses	1,313	104	4,068	1,080
Non-routine start-up costs	2,883	—	5,863	—
Non-routine acquisition expenses	2,624	—	2,624	—
Change in fair value of contingent consideration	2,900	—	2,900	—
Offering related expenses	2,607	—	3,642	—
Non-routine refinancing expenses	—	—	3,895	—
Other adjustment items[1]	972	—	972	—
Adjusted EBITDA	$4,098	$34,359	$95,210	$102,270
Revenue	162,018	145,071	610,613	412,044
Net income (loss) as a percentage of revenue	(55.0)%	5.6%	(9.0)%	8.5%
Adjusted EBITDA Margin	2.5%	23.7%	15.6%	24.8%

We calculate Adjusted Net Income (Loss) as net income (loss) adjusted to exclude other (income) expense, equity-based compensation, non-routine legal expenses, amortization of acquisition intangibles, non-routine start-up costs, non-routine acquisition expenses, change in fair value of contingent consideration, offering related expenses, non-routine refinancing expenses, other adjustment items, and tax impact of adjusting items. Amortization of acquisition intangibles includes amortization expense associated with intangible assets recorded in connection with the 2017 acquisition of Traeger Pellet Grills Holdings LLC. Tax impact of adjusting items for the quarter is adjusted for a tax rate equal to our annual estimated tax rate on Adjusted Net Income (Loss). This rate is based on our estimated annual GAAP income (loss) tax rate forecast, adjusted to account for items excluded from GAAP income (loss) in calculating the non-GAAP financial measures presented below as well
1 Includes $0.9 million of inventory write-offs and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and $0.1 million of costs to establish our China warehouse.

as significant tax adjustments. Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates, our estimated tax rate on Adjusted Net Income (Loss) may differ from our GAAP tax rate and from our actual tax liabilities. Adjusted Net Income (Loss) should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted Net Income (Loss) on a consolidated basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net income (loss)	$(89,185)	$8,116	$(55,163)	$34,889
Adjusted to exclude the following:
Other (income) expense	3,977	(2,324)	10,045	(2,158)
Equity-based compensation	59,210	9,806	61,711	11,059
Non-routine legal expenses	1,313	104	4,068	1,080
Amortization of acquisition intangibles	8,253	8,253	24,760	24,760
Non-routine start-up costs	2,883	—	5,863	—
Non-routine acquisition expenses	2,624	—	2,624	—
Change in fair value of contingent consideration	2,900	—	2,900	—
Offering related expenses	2,607	—	3,642	—
Non-routine refinancing expenses	—	—	3,895	—
Other adjustment items[2]	972	—	972	—
Tax impact of adjusting items	(2,078)	—	(2,078)	—
Adjusted Net Income (Loss)	$(6,524)	$23,955	$63,239	$69,630
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
2 Includes $0.9 million of inventory write-offs and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and $0.1 million of costs to establish our China warehouse.

The sale of our grills, consumables and accessories experienced considerable growth following the onset of the COVID-19 pandemic as people invested in recreational activities based around the home during periods of quarantine and limited public activities. At the beginning of the second quarter of 2020 as the impact of governmental pandemic-related measures on business activity took hold, we experienced sustained demand for our products as many of our specialty and hardware retailers were deemed essential by state and local governments and thus remained open to customers. In addition, consumer purchase behavior shifted to online retail, including our own website, which offset the impact of select store closures and stay-at-home orders. As the second quarter of 2020 progressed, we began experiencing significant demand across our distribution channels as customer interest in our products increased, retail stores began to reopen and online retail continued to benefit from favorable shifts in consumer purchase behavior. This strong demand continued throughout the second half of 2020, and we believe that this was a primary driver of our revenue growth during 2020. Together with the increased demand for our products, we experienced higher costs and supply chain delays as a result of restrictions or disruptions of transportation as a result of the pandemic. Late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility. These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 and in the first half of 2021. Inventory constraints due to COVID-19 lessened in the third quarter of 2021 and are now primarily attributable to widely-reported global supply chain constraints.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $13.1 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationship, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017, as well as the July 2021 acquisition of Apption Labs. These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Change in fair value of Contingent Consideration
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$162,018	$145,071	$16,947	11.7%	$610,613	$412,044	$198,569	48.2%
Cost of revenue	107,696	79,294	28,402	35.8%	372,353	227,824	144,529	63.4%
Gross profit	54,322	65,777	(11,455)	(17.4)%	238,260	184,220	54,040	29.3%
Operating expenses:
Sales and marketing	48,519	26,635	21,884	82.2%	126,639	64,337	62,302	96.8%
General and administrative	75,824	17,327	58,497	337.6%	114,182	35,637	78,545	220.4%
Amortization of intangible assets	8,889	8,135	754	9.3%	25,491	24,398	1,093	4.5%
Change in fair value of contingent consideration	2,900	—	2,900	100.0%	2,900	—	2,900	100.0%
Total operating expense	136,132	52,097	84,035	161.3%	269,212	124,372	144,840	116.5%
Income (loss) from operations	(81,810)	13,680	(95,490)	(698.0)%	(30,952)	59,848	(90,800)	(151.7)%
Other income (expense), net:
Interest expense	(5,704)	(8,061)	2,357	(29.2)%	(21,393)	(26,309)	4,916	(18.7)%
Loss on extinguishment of debt	(3,228)	—	(3,228)	100.0%	(5,185)	—	(5,185)	100.0%
Other income (expense)	(426)	2,647	(3,073)	(116.1)%	1,112	2,047	(935)	(45.7)%
Total other expense, net	(9,358)	(5,414)	(3,944)	72.8%	(25,466)	(24,262)	(1,204)	5.0%
Income (loss) before provision for income taxes	(91,168)	8,266	(99,434)	(1,202.9)%	(56,418)	35,586	(92,004)	(258.5)%
Provision (benefit) for income taxes	(1,983)	150	(2,133)	(1,422.0)%	(1,255)	697	(1,952)	(280.1)%
Net income (loss)	$(89,185)	$8,116	$(97,301)	(1,198.9)%	$(55,163)	$34,889	$(90,052)	(258.1)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Grills	$108,799	$104,350	$4,449	4.3%
Consumables	28,029	31,773	(3,744)	(11.8)%
Accessories	25,190	8,948	16,242	181.5%
Total Revenue	$162,018	$145,071	$16,947	11.7%
Revenue increased by $16.9 million, or 11.7%, to $162.0 million for the three months ended September 30, 2021 compared to $145.1 million for the three months ended September 30, 2020. This increase was driven primarily by growth in accessories revenue due to the acquisition of Apption Labs and higher demand for our grills.

Revenue from our grills grew by $4.4 million, or 4.3%, to $108.8 million for the three months ended September 30, 2021 compared to $104.3 million for the three months ended September 30, 2020. The increase was driven by a higher average selling price partially offset by lower unit volume compared to the prior period.
Revenue from our consumables decreased by $3.7 million, or 11.8%, to $28.0 million for the three months ended September 30, 2021 compared to $31.8 million for the three months ended September 30, 2020. The decrease was driven by unusually high pellet demand in the prior period compared to normalized rates in the current period with key national retailers.
Revenue from our accessories grew by $16.2 million, or 181.5%, to $25.2 million for the three months ended September 30, 2021 compared to $8.9 million for the three months ended September 30, 2020. This increase was driven primarily by the acquisition of Apption Labs.
Gross Profit

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Gross profit	$54,322	$65,777	$(11,455)	(17.4)%
Gross margin (Gross profit as a percentage of revenue)	33.5%	45.3%
Gross profit decreased by $11.5 million, or 17.4%, to $54.3 million for the three months ended September 30, 2021 compared to $65.8 million for the three months ended September 30, 2020. Gross margin as a percentage of revenue decreased to 33.5% for the three months ended September 30, 2021 from 45.3% for the three months ended September 30, 2020. The decrease in gross margin was driven primarily by increased freight rates and logistics costs, appreciation of the Chinese Renminbi relative to the U.S. Dollar, increased commodity and other product costs, and amortization of acquired intangible assets. Gross profit was also pressured by equity-based compensation expense related to the IPO and the write-off of inventory due to an adverse weather event at one of our wood pellet production facilities.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$48,519	$26,635	$21,884	82.2%
As a percentage of revenue	29.9%	18.4%
Sales and marketing expense increased by $21.9 million, or 82.2%, to $48.5 million for the three months ended September 30, 2021 compared to $26.6 million for the three months ended September 30, 2020. As a percentage of revenue, sales and marketing expense increased to 29.9% for the three months ended September 30, 2021 from 18.4% for the three months ended September 30, 2020. The increase in sales and marketing expense was driven primarily by higher equity-based compensation expense of $10.2 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering. Additionally, advertising costs increased to drive brand awareness, demand, and conversion combined with higher personnel-related expenses associated with an increase in headcount in our marketing, customer experience, and sales functions.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	75,824	17,327	$58,497	337.6%
As a percentage of revenue	46.8%	11.9%

General and administrative expense increased by $58.5 million, or 337.6%, to $75.8 million for the three months ended September 30, 2021 compared to $17.3 million for the three months ended September 30, 2020. As a percentage of revenue, general and administrative expense increased to 46.8% for the three months ended September 30, 2021 from 11.9% for the three months ended September 30, 2020. The increase in general and administrative expense was driven primarily by higher equity-based compensation expense of $36.9 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering, increased professional services fees related to third party costs incurred for non-routine start-up costs, and higher personnel-related expenses associated with investments to build a team to support our current and future growth.
Amortization of Intangible Assets

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,889	$8,135	$754	9.3%
As a percentage of revenue	5.5%	5.6%
Amortization of intangible assets, substantially attributable to the 2017 acquisition of the Company and the July 2021 acquisition of Apption Labs, increased $0.8 million, or 9.3%, to $8.9 million for the three months ended September 30, 2021 compared to $8.1 million for the three months ended September 30, 2020.
Change in fair value of Contingent Consideration

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$2,900	$—	$2,900	100.0%
As a percentage of revenue	1.8%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $2.9 million, or 100.0%, to $2.9 million for the three months ended September 30, 2021 compared to $0.0 million for the three months ended September 30, 2020. The driver for the change in fair value was primarily the increase in the likelihood of achieving the revenue performance targets.
Other Expense, Net

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(5,704)	$(8,061)	$(2,357)	(29.2)%
Loss on extinguishment of debt	(3,228)	—	3,228	100.0%
Other income (expense)	(426)	2,647	(3,073)	(116.1)%
Total other expense, net	$(9,358)	$(5,414)	$3,944	72.8%
As a percentage of revenue	(5.8)%	(3.7)%
Total other expense, net increased by $3.9 million, or 72.8%, to $9.4 million for the three months ended September 30, 2021 compared to $5.4 million for the three months ended September 30, 2020. This increase was due primarily to the derivative instruments being in a loss position as compared to gains in the prior period. The increase was partially offset by a lower applicable interest rate on our first lien term loan as a result of refinancing of our long-term debt in June 2021.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Grills	$443,495	$298,944	$144,551	48.4%
Consumables	110,067	87,788	22,279	25.4%
Accessories	57,051	25,312	31,739	125.4%
Total Revenue	$610,613	$412,044	$198,569	48.2%
Revenue increased by $198.6 million, or 48.2%, to $610.6 million for the nine months ended September 30, 2021 compared to $412.0 million for the nine months ended September 30, 2020. This increase was driven by strong demand for our grills, consumables and accessories. Accessories revenue benefited from incremental revenue in the third quarter due to the acquisition of Apption Labs.
Revenue from our grills grew by $144.6 million, or 48.4%, to $443.5 million for the nine months ended September 30, 2021 compared to $298.9 million for the nine months ended September 30, 2020. This increase was primarily driven by higher unit volume and average selling price compared to the prior year.
Revenue from our consumables grew by $22.3 million, or 25.4%, to $110.1 million for the nine months ended September 30, 2021 compared to $87.8 million for the nine months ended September 30, 2020. This increase was driven by repeating sales of wood pellets and other consumables from our installed base of grills, as well as increased unit volume associated with the expansion of our installed base of grills.
Revenue from our accessories grew by $31.7 million, or 125.4%, to $57.1 million for the nine months ended September 30, 2021 compared to $25.3 million for the nine months ended September 30, 2020. This increase was a driven primarily by incremental revenue in the third quarter due to the acquisition of Apption Labs.
Gross Profit

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Gross profit	$238,260	$184,220	$54,040	29.3%
Gross margin (Gross profit as a percentage of revenue)	39.0%	44.7%
Gross profit increased by $54.0 million, or 29.3%, to $238.3 million for the nine months ended September 30, 2021 compared to $184.2 million for the nine months ended September 30, 2020. Gross margin as a percentage of revenue decreased to 39.0% for the nine months ended September 30, 2021 from 44.7% for the nine months ended September 30, 2020. The decrease in gross margin was driven primarily by increased freight rates and logistics costs, appreciation of the Chinese Renminbi relative to the U.S. Dollar, increased commodity and other product costs, and amortization of acquired intangible assets. Gross profit was also pressured in the third quarter by equity-based compensation expense related to the IPO and the write-off of inventory due to an adverse weather event at one of our wood pellet production facilities.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$126,639	$64,337	$62,302	96.8%
As a percentage of revenue	20.7%	15.6%
Sales and marketing expense increased by $62.3 million, or 96.8%, to $126.6 million for the nine months ended September 30, 2021 compared to $64.3 million for the nine months ended September 30, 2020. As a percentage of revenue, sales and marketing expense increased to 20.7% for the nine months ended September 30, 2021 from 15.6% for the nine months ended

September 30, 2020. The increase in sales and marketing expense was driven by an increase in advertising costs to drive brand awareness, demand, and conversion, higher equity-based compensation expense of $10.2 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering, and higher personnel-related expenses associated with an increase in headcount in our marketing, customer experience, and sales functions.
General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$114,182	$35,637	$78,545	220.4%
As a percentage of revenue	18.7%	8.6%
General and administrative expense increased by $78.5 million, or 220.4%, to $114.2 million for the nine months ended September 30, 2021 compared to $35.6 million for the nine months ended September 30, 2020. As a percentage of revenue, general and administrative expense increased to 18.7% for the nine months ended September 30, 2021 from 8.6% for the nine months ended September 30, 2020. The increase in general and administrative expense was driven by higher equity-based compensation expense of $36.9 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering, increased professional services fees related to third party costs incurred for non-routine start-up costs and refinancing of long-term debt, and higher personnel-related expenses associated with investments to build a team to support our current and future growth.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$25,491	$24,398	$1,093	4.5%
As a percentage of revenue	4.2%	5.9%
Amortization of intangible assets, substantially attributable to the 2017 acquisition of the Company and the July 2021 acquisition of Apption Labs, increased $1.1 million, or 4.5%, to $25.5 million for the nine months ended September 30, 2021 compared to $24.4 million for the nine months ended September 30, 2020.
Change in fair value of Contingent Consideration

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$2,900	$—	$2,900	100.0%
As a percentage of revenue	0.5%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $2.9 million, or 100.0%, to $2.9 million for the nine months ended September 30, 2021 compared to $0.0 million for the nine months ended September 30, 2020. The driver for the change in fair value was primarily the increase in the likelihood of achieving the revenue performance targets.
Other Expense, Net

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(21,393)	$(26,309)	$(4,916)	(18.7)%
Loss on extinguishment of debt	(5,185)	—	5,185	100.0%
Other income	1,112	2,047	(935)	(45.7)%
Total other expense, net	$(25,466)	$(24,262)	$1,204	5.0%
As a percentage of revenue	(4.2)%	(5.9)%
Total other expense, net decreased by $1.2 million, or 5.0%, to $25.5 million for the nine months ended September 30, 2021 compared to $24.3 million for the nine months ended September 30, 2020. This decrease was due primarily to a lower applicable interest rate on our first lien term loan as a result of refinancing of our long-term debt in June 2021 and a decrease in gains recorded on derivative instruments. The decreases were partially offset by a loss recognized associated with the refinancing and voluntary prepayment of our long-term debt.

Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our credit facilities and receivables financing agreement.

As of September 30, 2021, we had cash and cash equivalents of $18.1 million, $125.0 million of available borrowing capacity under our New Revolving Credit Facility (as defined below) and up to $100.0 million available borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2021, the Company had not drawn down on the New Revolving Credit Facility and had drawn down $19.0 million under the Receivables Financing Agreement. As of September 30, 2021, the total principal amount outstanding under our new First Lien Term Loan Facility was $379.2 million and the total principal amount of indebtedness outstanding under the New Credit Facilities (as defined below) was $398.2 million. We believe that our existing cash and cash equivalents, availability under our New Revolving Credit Facility and Receivables Financing Agreement, and our cash flows from operating activities will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations, for at least the next 12 months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. See Part II, Item 1A.“Risk Factors.”

In connection with the IPO, we granted restricted stock units (“RSUs”). Specifically, 7,782,957 shares of common stock are issuable in connection with the vesting of RSUs granted to our Chief Executive Officer (the “Chief Executive Officer Award“) under our 2021 Incentive Award Plan (the “2021 Plan”), which awards became effective in connection with the IPO. In addition, 4,380,285 shares of common stock are issuable in connection with the vesting of RSUs granted to others (the “IPO RSUs” and, along with the Chief Executive Officer Award, the “IPO Awards”) under our 2021 Plan, including to our Chief Financial Officer and certain of our directors, which awards became effective in connection with the IPO. In light of the large number of RSUs subject to the IPO Awards, we anticipate that we will incur substantial equity-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The grant date fair value of the Chief Executive Officer Award is estimated to be approximately $116.5 million, which we estimate will be recognized as compensation expense over a weighted average period of 4.07 years, though recognition of such value could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs is estimated to be approximately $74.2 million, which we estimate will be recognized as compensation expense over a weighted average period of 3.58 years. We expect the equity-based compensation expense relating to these awards to adversely impact our future financial results.

In addition, in connection with the completion of the IPO, we estimate that we will incur aggregate equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B unit awards issued by the TGP Holdings LP.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$(870)	$42,427
Net cash used in investing activities	(75,451)	(9,967)
Net cash provided by financing activities	82,868	(13,124)
Net increase in cash and cash equivalents	$6,547	$19,336
Cash Flow from Operating Activities
During the nine months ended September 30, 2021, net cash used by operating activities consisted of a net loss of $55.2 million and net non-cash adjustments to net loss of $111.5 million, partially offset by net changes in operating assets and liabilities of $57.2 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $6.6 million, amortization of intangible assets of $27.6 million, equity-based compensation of $61.7 million, and unrealized gains on foreign currency contracts of $4.8 million. The decrease in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2021 was primarily due to an increase in accounts receivable of $19.2 million and an increase in inventories of $40.3 million, partially offset by an increase in accounts payable and accrued expenses of $10.0 million.
During the nine months ended September 30, 2020, net cash provided by operating activities consisted of net income of $34.9 million and net non-cash adjustments to net income of $41.3 million, partially offset by net changes in operating assets and liabilities of $33.8 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $5.5 million, amortization of intangible assets of $24.9 million, equity-based compensation of $11.1 million, and amortization of deferred financing costs of $2.0 million. The decrease in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2020 was primarily due to an increase in accounts receivable of $45.9 million, partially offset in part by an increase in inventories of $3.8 million and an increase in accounts payable and accrued expenses of $18.5 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $75.5 million. The cash flow used was driven primarily by the acquisition of Apption Labs in July 2021 as well as the purchase of property, plant, and equipment of $18.0 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website developments costs.
During the nine months ended September 30, 2020, net cash used in investing activities was $10.0 million. The cash flow used was driven by the purchase of property, plant, and equipment of $9.4 million primarily related to internal-use software and website developments costs.
Cash Flow from Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $82.9 million. The cash flow provided was driven primarily by $142.5 million of proceeds from the issuance of common stock upon the initial public offering, net of offering costs, as well as net proceeds from our New First Lien Term Loan Facility of $510.0 million partially offset by repayment of the First and Second Lien Agreements of $577.1 million and $2.8 million in connection with the acquisition of Apption Labs.
During the nine months ended September 30, 2020, net cash used by financing activities was $13.1 million. The cash flow used was driven primarily by net repayments on our line of credit of $10.0 million combined with principal repayments under our first lien term loan of $2.6 million.

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
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our Public Debt Rating (each as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement). As of September 30, 2021, the total principal amount outstanding on the New First Lien Term Loan Facility was $379.2 million.
Loans under the New Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.50% per annum based on the consummation of a Qualifying Public Offering and our most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.250% to 0.500% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2021, there was no outstanding principal balance under the New Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages, along with the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from parent entities above Traeger, Inc.
The agreements contain certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2021, we were in compliance with the covenants under the New Credit Facilities.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of September 30, 2021, we had drawn down $19.0 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2021 from those disclosed in our prospectus, dated July 28, 2021. Refer to the Liquidity and Capital Resources section above to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our prospectus, dated July 28, 2021, and the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those discussed in our prospectus, dated July 28, 2021.
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

Interest Rate Risk
We had cash and cash equivalents of $18.1 million and $26.4 million as of September 30, 2021 and 2020. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $379.2 million and $443.8 million of outstanding debt as of September 30, 2021 and 2020, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of September 30, 2021, for every 100 basis point increase in the interest rates, we would incur approximately $3.8 million of additional annual interest expense. We currently do not hedge interest rate exposure. We may in the future hedge our interest rate exposure and may use swaps, caps, collars, structured collars or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.

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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of September 30, 2021 and 2020, but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our consolidated balance sheet and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other income (expense), net in the consolidated statements of operations. At September 30, 2021 and 2020, the net asset fair value of our foreign currency contract positions was $1.5 million and $2.4 million, respectively. Gains and losses from these foreign currency contract positions were $1.9 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $7.7 million or loss of approximately $6.3 million, respectively.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2020, we had net income of $31.6 million. For the nine months ended September 30, 2021, we had net loss of $55.2 million, compared to net income of $34.9 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $151.2 million. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
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
We have experienced rapid growth in our business operations and the scope and complexity of our business have increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 450 as of December 31, 2018 to more than 750 as of September 30, 2021, and we have expanded our operations to include additional wood pellet production facilities and additional manufacturing and supply sources. We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain, and expand our brand recognition and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Management of growth is particularly difficult as employees work from home as a result of the COVID-19 pandemic. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
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
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2020, our three largest retailers accounted for 20%, 18%, and 16% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. In the nine months ended September 30, 2021, our three largest retailers accounted for 18%, 19%, and 17% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue during the period. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
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
As of September 30, 2021, we had cash and cash equivalents of $18.1 million, $125.0 million of available borrowing capacity under the New Revolving Credit Facility, and $100.0 million available borrowing capacity our Receivables Financing Agreement. As of September 30, 2021, the Company had not drawn down on the New Revolving Credit Facility and had drawn down $19.0 million under the Receivables Financing Agreement. As of September 30, 2021, the total principal amount outstanding under our New First Lien Term Loan Facility was $379.2 million and the aggregate principal amount of indebtedness outstanding under our New Credit Facilities was $398.2 million as of September 30, 2021. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
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
We anticipate incurring substantial equity-based compensation expense and incurring substantial obligations related to the vesting and settlement of RSUs granted in connection with the completion of our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
In light of the 7,782,957 RSUs subject to the Chief Executive Officer Award and the 4,380,285 RSUs subject to the IPO RSUs granted in connection with our IPO, we anticipate that we will incur substantial equity-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The 7,782,957 RSUs subject to the Chief Executive Officer Award received by Jeremy Andrus, our Chief Executive Officer, will vest based on (i) the achievement of performance goals, which we refer to as the PSU CEO Awards and (ii) time-based RSUs, which we refer to as the Time-Based RSU CEO Awards and together with the PSU CEO Awards, the Chief Executive Officer Award. The vesting of these awards is subject to the respective continued service or employment of Mr. Andrus through the applicable vesting date. The PSU CEO Awards granted to Mr. Andrus will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 days) at any time until the tenth anniversary of the closing of our IPO. Mr. Andrus’ PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the initial public offering price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. To the extent earned, the PSU CEO Awards will vest if certain time-based vesting conditions are also met. The Time-Based RSU CEO Awards granted to Mr. Andrus will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to Mr. Andrus’ continued service as our chief executive officer or executive chairman of our board of directors.

We will record substantial stock-compensation expense for the IPO RSUs, the PSU CEO Awards and the Time-Based RSU CEO Awards. The grant date fair value of the PSU CEO Awards and the Time-Based RSU CEO Awards is estimated to be approximately $116.5 million, which we estimate will be recognized as compensation expense over a weighted average period of 4.07 years, though could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs is estimated to be approximately $74.2 million, which we estimate will be recognized as compensation expense over a weighted average period of 3.58 years. We expect the equity-based compensation expense relating to these awards to adversely impact our future financial results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share. We raised net proceeds of $140.5 million after deducting underwriter discounts and commissions, fees and expenses of $18.8 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) at the same price. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257714), as amended (the “Registration Statement”), declared effective by the SEC on July 28, 2021. Morgan Stanley & Co, LLC acted as representative of the underwriters for the IPO. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
We used approximately $130.8 million of the net proceeds to us from the IPO to prepay amounts outstanding under our New First Lien Term Loan Facility. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
4.1	Form of Certificate of Common Stock.	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement.	8-K	08/03/21	10.2
4.3	Management Stockholders Agreement	8-K	08/03/21	10.3
4.4	Registration Rights Agreement	8-K	08/03/21	10.1
10.1	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2	Traeger, Inc. 2021 Incentive Award Plan and related form agreements thereunder	S-1/A	07/21/21	10.2
10.3	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.5	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.8	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.9	Traeger, Inc. Non-Employee Director Compensation Policy.	S-1/A	07/21/21	10.3
10.10	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lender parties thereto, dated August 18, 2021	10-Q	09/10/21	10.10
10.11	Letter Agreement by and between Jeremy Andrus and Traeger, Inc.	10-Q	09/10/21	10.11
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 15, 2021
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 15, 2021
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)