Form 10-K
period 2021-12-31
Traeger, Inc.
filed 2022-03-29
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40694

Traeger, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2739741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 E Wilmington Ave, Suite 200
Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip code)

(801) 701-7180
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	COOK	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, there was no established public trading market for the registrant’s equity securities. The registrant’s common stock began trading on The New York Stock Exchange on July 29, 2021.
As of March 22, 2022, there were 118,077,546 shares of the registrant's common stock, par value of $0.0001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
GENERAL INFORMATION
Basis of Presentation
As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “we,” “us,” “our,” the “Company,” “Traeger” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on July 28, 2021 in connection with our initial public offering ("IPO"), to Traeger, Inc., and (2) prior to the completion of such conversion, to TGPX Holdings I LLC. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion and Initial Public Offering” in this Annual Report on Form 10-K for further information.
Market and Industry Data
This Annual Report on Form 10-K includes estimates regarding market and industry data that we prepared based on our management’s knowledge and experience in the markets in which we operate, together with information obtained from various sources, including publicly available information, industry reports and publications, surveys, our customers, distributors, suppliers, trade and business organizations and other contacts in the markets in which we operate. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets which we believe to be reasonable.
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets for our products. Statistics and estimates related to our total addressable market in the United States ("U.S. TAM") and our serviceable addressable market in the United States ("U.S. SAM") as a whole and the various categories therein, and our market share within the U.S. TAM and

U.S. SAM, are based on internal and third-party research, as well as consumer surveys. Our U.S. TAM is calculated based on an estimated percentage of households in the United States that have a grill. We estimate that percentage to be approximately 60% based on internal and third-party market research, historical surveys and interviews with market participants. According to the U.S. Census Bureau, the total number of households in the United States – a figure which encompasses houses, apartments, and other separate living quarters – was roughly 128.5 million in 2020. We determined our U.S. SAM based on our analysis of a survey we conducted to evaluate general trends in grill ownership. In March 2021, we conducted a survey of consumers across the United States, Canada, the United Kingdom and Germany, with approximately 4,200 consumers in total and 2,600 consumers in the United States, including 157 recent Traeger purchasers. We screened survey responses for respondents (i) between the ages of 25 and 69 years old, (ii) with annual household income of $25,000 or more and (iii) who had purchased a grill in the two years prior to the survey. To calculate our U.S. SAM, we measured the percentage of the respondents who expressed attitudinal similarities to our brand and target grill owners, such as willingness to spend more to get the highest quality products, first movers among friends to experiment with new cooking technologies and/or frustration with current cooking methodologies and requirements for grills.
This market data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey. In addition, customer preferences are subject to change. Accordingly, you are cautioned not to place undue reliance on such market data.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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
•We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
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
•The ability of our stockholders to influence corporate matters may be limited because a small number of stockholders beneficially own a substantial amount of our common stock and will continue to have substantial control over us after the offering.
•We are a “controlled company” under the corporate governance rules of the New York Stock Exchange and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

PART I
Item 1. Business.
Overview
Welcome to the Traegerhood
Our mission is to bring people together to create a more flavorful world.
Traeger is the creator and category leader of the wood pellet grill, an outdoor cooking system that ignites all-natural hardwoods to grill, smoke, bake, roast, braise, and barbecue. Our Traeger grills are versatile and easy to use, empowering cooks of all skill sets to create delicious meals with a wood-fired flavor that cannot be replicated with gas, charcoal, or electric grills.
At the heart of our brand is a passionate and engaged community called the Traegerhood, which includes everyone from casual grillers to competition pitmasters and professional chefs. Our flagship wood pellet grills are internet of things, or IoT, devices that allow owners to program, monitor, and control their grill through our Traeger app, which is used on more than 1.8 million mobile devices per month. We complement our innovative cooking technologies with an extensive digital library of original recipes and Traeger Kitchen Live cooking classes. In addition, we offer consumable products, such as wood pellets, rubs, and sauces, that drive recurring revenue.
Leveraging our authentic brand and the Traegerhood, we have established an omnichannel distribution strategy led by retailers ranging from Ace Hardware and The Home Depot to Wayfair and Williams Sonoma. We complement this retail channel with direct to consumer sales through our website and Traeger app. We believe this accessibility has fueled our growth, as we have increased our revenue from $363.3 million in 2019 to $785.5 million in 2021, representing a compound annual growth rate, or CAGR, of 29%.
Today, we estimate that 60% of U.S. households own a grill, representing a total addressable market of approximately 75 million households in the United States. With approximately 2.5 million Traegers sold in the United States from 2017 to 2021, we estimate that our U.S. household penetration is only 3% of this total addressable market. As a result, we believe our potential market opportunity is massive and that our ability to grow within and beyond the outdoor grill market is unrivaled. We see opportunities to expand our integrated, connected cooking platform with new types of technologies and experiences. Together with the Traegerhood, we are disrupting home cooking.
The Traeger
Before we invented the Traeger, the age-old practice of cooking with wood could be challenging. It was difficult to ignite the wood, maintain consistent temperatures, and create the right amount of smoke for flavoring. With the advent of cooking methods such as electricity and gas, wood-fired cooking was, for a time, relegated to barbecue pitmasters and high-end restaurants. Nevertheless, cooking with wood can simply make food taste better. If done correctly, wood offers distinct flavors, and different types of woods can be used independently or in combination to introduce flavors that we believe are otherwise difficult to create.
The Traeger simplifies the process of cooking with wood and empowers everyone from a casual griller to a professional chef to create delicious meals that we believe cannot be replicated with gas-, electric- or charcoal-based cooking systems. Our grills use an auger to feed natural hardwood pellets into a fire pot, where they are ignited by a hot rod to create consistent heat and flavorful smoke. A fan stokes the fire and creates convection, which is key to the versatility of our grills. The Traeger monitors the temperature and adjusts the auger and fan to maintain consistent cooking conditions. All of this is accomplished by pressing a button and setting a temperature. We believe our wood pellet grills offer the following advantages:
•Taste: Hardwood smoke can make beef, pork, poultry, seafood, vegetables, and baked goods taste delicious. Wood-fired cooking suits numerous eating styles and diets including paleo, ketogenic, gluten-free, vegetarian, and vegan.
•Versatility: The Traeger is able to grill, smoke, bake, roast, braise, and barbecue. Culinary traditions from around the world are represented in the Traeger recipe collection.
•Ease of Use: Connected Traegers can be programmed via smartphone to accomplish multi-hour cook cycles with minimal supervision. Thanks to this accessible user experience, even new Traeger owners can cook recipes ranging from barbecue ribs, Moroccan ground meat kebabs, and teriyaki-glazed cod to wood-fired pizza, focaccia bread, and chocolate chip cookies to smoked guacamole, blistered curry cauliflower, and pasta salad.

•Consistency: By automatically monitoring and maintaining the set temperature, the Traeger cooks food with minimal supervision, creating consistent results each session.
•Community: The Traeger brings friends, family, and neighbors together for memorable meals. These elevated experiences motivate the Traegerhood to support members with recipe ideas, photos, and tips.
Based on a survey we commissioned in 2017, owners of a Traeger and at least one other grill overwhelmingly preferred their Traeger in a head-to-head comparison against gas and charcoal grills, and approximately 90% of Traeger owners indicated that they planned to buy a wood pellet grill again as their next grill. We believe the Traeger outcompetes other outdoor cooking solutions because it creates mouth-watering results and transforms cooking from a chore into an enjoyable and cherished experience. Our grill owners proudly call it “Traegering.”
Our Products and Integrated, Connected Cooking Platform
The Original
In 1987, we invented the original wood pellet grill. The original Traeger helped to transform outdoor cooking by making it easy to enjoy the delicious flavors of wood-fired food. Prior to the original Traeger, cooking with wood fire was difficult and there was no efficient way to ignite the wood, maintain consistent temperatures, and create the right amount of smoke. The original Traeger helped to solve these challenges, making it easier for home cooks to achieve extraordinary culinary results.
The Reinvented Original
We’ve come a long way since 1987 and have made significant improvements to our grills and technologies. Along the way, our product design has been centered on our core concepts of taste, versatility, ease of use, consistency, and community.
Beginning in 2014, we pioneered a digital outdoor cooking experience. Using software, internet connectivity, and cloud technology, we reinvented the original Traeger to be an internet of things, or IoT, device featuring a variety of modern technologies, including:
•WiFIRE technology – Utilizes cloud-computing, our Traeger app, and our cloud-connected grills to enable users to automate recipe steps and control and monitor their grill from anywhere in the world using their smartphone.
•D2 Direct Drive – An automated control system that maintains grill temperature to +/-5 degrees of set temperature through fans and DC auger control.
•Super Smoke Mode – A proprietary cooking mode that maximizes production of hardwood smoke to infuse flavors into food.
•Pellet Sensor – A connected sensor that measures wood pellet levels and communicates with our Traeger app, enabling users to monitor fuel levels and receive alerts when fuel gets low.
•TurboTemp – A rapid startup system that brings the grill to cooking temperature and reacts quickly to temperature changes.
Today, our wood pellet grills feature modern, updated designs that improve upon the original. Our grills use an auger to feed natural hardwood pellets into a fire pot, where they are ignited by a hot rod to create heat and flavorful smoke. A fan stokes the fire and creates convection, which is key to the versatility of our grills. A drip tray funnels the grease, fat, and oil to an external bucket to help prevent flareups and simplify cleanup.
Our Integrated Platform
Our integrated platform includes four types of products: wood pellet grills, digital content, the Traeger app and consumables, including our premium frozen meal kits. We integrate these products to optimize the cooking experience and produce valuable feedback loops with consumers.
As an example of how our integrated platform works, consider a new Timberline grill owner that is looking to use their grill for the first time and is interested in trying their hand at a brisket. This owner might search our website for ideas and find our beginner-rated Smoked Midnight Brisket recipe, which calls for four of our consumable products. The owner also finds that we offer a brisket meal kit box (through our "Traeger Provisions" brand) that includes high-quality pre-trimmed Wagyu beef brisket, all the seasonings and other items needed for the cook, such as butcher paper and side dishes, and step-by-step instructions for every aspect of the cook. After buying the Provisions brisket box or purchasing the ingredients and supplies separately, including our sauces or spice rubs and a grill cleaning accessory from a nearby retailer, the owner might then use the Traeger app to program this recipe into the grill. During the 12-hour cook cycle, the owner may then read a Traeger tutorial on “How to Slice a Brisket Against the Grain.” After producing a delicious, well-cut brisket, the owner may share their experience with others offline or online via social media, which can lead or encourage others to buy a Traeger and start their own cycle. If the owner likes the food and experience, they are also likely to use more Traeger recipes and buy more consumables.
As a result, our integrated platform can drive grill usage, brand affinity, word of mouth, and purchases of our consumables.
Our Grills
We offer six primary grill lines. These grills vary in size, price, construction, materials, and digital technologies. Our grills represented 69.3% and 71.7% of our revenue for the year ended December 31, 2021 and 2020, respectively.
Timberline Series
The Timberline is the premier outdoor cooking solution in our grill lineup. We offer two sizes of Timberline models that provide 1,300 and 850 square inches of cooking space, respectively, and utilize three tiers of stainless steel racks. Both models hold 24 pounds of pellets in the hopper and reach a max temperature of 500° F. We offer qualified customers in the United States six-, 12- and 18-month financing options.
Ironwood Series
The Ironwood is second to the Timberline in our lineup. We offer two sizes of Ironwood models that provide 885 and 650 square inches of cooking space, respectively. Both models hold 20 pounds of pellets in the hopper and reach a max temperature of 500° F. We offer qualified customers in the United States six-, 12- and 18-month financing options.
Pro Series with WiFIRE
We offer two sizes of cloud-connected Pro Series grills that provide 780 and 575 square inches of cooking space, respectively. Both models hold 18 pounds of pellets in the hopper and reach a max temperature of 500° F. We offer qualified customers in the United States six-, 12- and 18-month financing options.
Pro Series without WiFIRE
We offer two sizes of Pro Series grills that provide 884 and 572 square inches of cooking space, respectively. Both models hold 18 pounds of pellets in the hopper and reach a max temperature of 450° F. We offer qualified customers in the United States six-, 12- and 18-month financing options.
Town and Travel Series
Our portable grills offer wood pellet grilling technology in a compact, lighter weight unit for camping, tailgating, boating, and other mobile use cases. We currently offer Ranger, Tailgater and Scout portable models that are designed to cover a range of specific activities and uses. Financing is available for qualified customers in the United States.
Ranger
The Ranger offers 176 square inches of cooking space and holds 8 pounds of pellets in the hopper. It weighs 60 pounds and reaches a max temperature of 450° F. Key features of the Ranger include a digital arc controller with 5° F increments, advanced grilling logic for temperature control, and a latched lid for transport.
Tailgater
The Tailgater offers 300 square inches of cooking space and holds 8 pounds of pellets in the hopper. It weighs 62 pounds and reaches a max temperature of 450° F. Key features of the Tailgater include a digital arc controller with 5° F increments, advanced grilling logic for temperature control, and EZ-fold legs for transportation and storage.

Scout
The Scout is the most compact and affordable grill in our lineup. It offers 176 square inches of cooking capacity and holds 4 pounds of pellets in the hopper. It weighs 45 pounds and reaches a max temperature of 450° F. Key features of the Scout include a digital arc controller with 25° F increments and a latched lid for transport.
Club Lineup
We also offer a special lineup of grills through targeted channels, including Costco’s retail locations and website. These grills are available in different sizes and with a variety of features.
Our Digital Content
We produce a library of digital content including instructional recipes and videos that demonstrate tips, tricks, and cooking techniques that empower Traeger owners to progress their cooking skills. In addition, we produce short- and long-form branded content highlighting stories, community members, and lifestyle content from the Traegerhood.
A Growing Library of Recipes
Creating an extensive array of wood-fired recipes is crucial to educating our consumers and inspiring them to cook more often and craft even better food. From quick and easy entry-level dishes to more advanced culinary endeavors, we cater to all levels of cooks. Our recipes include appetizers, main dishes, sides, desserts, and even wood-fired cocktails to tie the meal together. They range from traditional barbecue classics like ribs and brisket to Spanish-style Paella, Italian porchetta, and even homemade baked pie, allowing consumers to take full advantage of the grill’s versatility. The majority of our recipes are developed and tested by our in-house culinary team. However, we also leverage our network of chefs, recipe developers, and pitmasters to source recipes and insights.
Traeger Kitchen Live
We offer weekly, live-streaming cooking classes to consumers through our Traeger Kitchen Live series, where our community ambassadors welcome consumers into their kitchens and instruct on how to use a Traeger for everything from barbecue brisket to baked goods. They also share tips and tricks and interact with viewers.
Traeger Shop Class
We currently offer “Shop Class: Private Table,” a series of shop classes that are taught online by community ambassadors and Traeger Pro team members and feature detailed prep-to-plate instruction. The small group format ensures that the class is personal and interactive. With the purchase of their ticket, participants receive a list of supplies they’ll need to follow along in real-time. They are also mailed a swag bag filled with goodies. Shop Classes are also offered in-person in select markets throughout the year.
The Traeger App
Our Traeger app, which we launched in 2017, is a mobile software application available on iOS or Android devices. The Traeger app is free to download from the Apple App Store or Google Play, is free to use, and is used on more than 1.8 million mobile devices per month. With the Traeger app, grill owners can:
1.Pair their WiFIRE grill to enable remote control of key functions, monitor pellet levels and temperatures, and program the grill to run cook cycles based on Traeger recipes.
2.Interact with pitmasters, chefs, and culinary experts and learn straight from pros with detailed video recipes. Step-by-step snapshots break down each recipe and guide users through every part of the process. Content is personalized to the users based on their skill level and dietary preferences.
3.Purchase our grills, consumables, and accessories or lookup their nearest retailer. Convenient access to shopping can encourage users to purchase Traeger products featured in their recipes and instructional content.
Our Consumables
We offer a variety of Traeger-branded wood pellets, rubs, sauces and premium frozen meal kits for use when cooking with our grills. Our digital content and expanding collection of recipes provide users the opportunity to test their skills with these Traeger-branded flavor enhancers. Our consumables represented 17.3% and 22.0% of our revenue for the year ended December 31, 2021 and 2020, respectively.
Traeger Wood Pellets
We offer premium wood pellets made from 100% natural, virgin hardwood. They are made in the United States, and we oversee production from sawmill to shelf. Our wood pellets are designed to offer predictable, consistent burn and wood-fired flavors. We sell our wood pellets in 20 pound bags and offer a variety of flavors, including hickory, pecan, mesquite and a variety of blends.
Traeger Rubs and Sauces
We offer a variety of rubs and sauces, as well as seasonings and marinades. These products are made in the United States with high-quality ingredients. Many of our rubs are marketed based on the meat they pair best with (e.g., the Traeger Chicken Rub or the Traeger Beef Rub) or the flavor of the rub (e.g., the Traeger Coffee Rub or the Traeger Jerky Rub), among other approaches. Our sauces include and cocktail mixers include our signature Traeger 'Que BBQ Sauce, the Traeger Sugar Lips Glaze and the Traeger Smoked Bloody Mary Mix, among others.
Traeger Provisions
In November 2021, as a way to further elevate and simplify the owner's cooking experience, we began offering direct-to-consumer premium frozen meal kits, consisting of high-quality ingredients, supplies and easy-to-follow instructions. These meal kits, branded as "Provisions boxes," include the customer's choice of premium protein and Traeger-ready sides and include all of the rubs, sauces and extras needed for the meal. The core offerings, branded the "Smokehouse Collection," include Wagyu Beef Brisket, Pulled Pork Sliders, Berkshire St Louis Ribs, Maple Dijon Chicken and Rolled Pork Belly Porchetta. Examples of sides and desserts include, among others, Three-Cheese Mac & Cheese, Bourbon Baked Beans with Bacon, Creamy Mashed Potatoes and Peach Cobbler.
Our Accessories
We offer a variety of grill accessories (including covers, drip trays, bucket liners and shelves), tools to aid in meal prep, cooking, and cleanup (including pellet storage systems, cleaning solutions, barbecue tools and the MEATER smart thermometer), replacement parts, and apparel and merchandise (including t-shirts, hooded sweatshirts and baseball hats, in unisex, male and female styles). Our accessories represented 13.4% and 6.3% of our revenue for the year ended December 31, 2021 and 2020, respectively.
Marketing
Following the launch of the original Traeger in 1987, a dedicated community began to form around the Traeger experience. Our strategy has been to harness the power of this community and strategically grow our brand using a “win where it matters” approach, which focuses on core demographics that are aligned with our brand, from the barbecue world to the outdoors and culinary spaces.
With this targeted approach, we have maintained a unique sense of authenticity as the creator of a cooking experience that welcomes everyone from casual backyard grillers to James Beard Award-winning chefs. Our marketing strategy has produced organic growth by building relationships, having a strong brand presence at industry and culinary events, and winning the “hearts and minds” of consumers with an authentic brand backed by devoted followers. We have grown the brand by extending that playbook to new communities and geographic regions, all without losing our focus on engaging with existing grill owners.
Our Marketing Team
Our team consists of members across a broad range of functions and perspectives, including brand marketing, digital marketing, retail product marketing, culinary, events management, creative, consumer insights, and customer experience. We bring experiences from leading consumer, lifestyle, and technology brands to the table and, collectively, we share a passion for the consumer and empathy for how our brand interacts with their lives.
Our Marketing Channels

With our community as a foundation, we have scaled and increased broader consumer awareness through omnichannel initiatives. At the center of our efforts is a relentless focus on the customer journey, which starts with initial awareness of the Traeger brand and continues through purchasing and beyond. The purchase of the grill is just the beginning, as we assist with onboarding and provide supplemental content and personalized recipe recommendations to help owners continue to cook and improve their skills and repertoire. We aim to provide experiences that transform cooking from a chore into a craft and deliver pinnacle moments for the consumer as they incorporate their Traeger into holidays, celebrations, milestones and get-togethers.
We have invested significantly in our initiatives to increase broader consumer awareness of our brand and wood pellet grills. From 2019 to 2021, we invested $103.4 million to accelerate brand-building initiatives, including $58.4 million in 2021. We utilize the following key channels to engage with existing and potential customers:
•Social Media – Our social media sites serve not only as places for consumers to discover and learn about our brand, but also as home base for the Traegerhood to gather, grow their skills, get inspired, and share their passion. Social media allows our community to stay aware of current cooking trends and consume our dedicated Traeger content across a variety of social media platforms. As of December 31, 2021, we had approximately 1.1 million Instagram followers and 498,000 Facebook followers, an increase of approximately 138,000 and 67,000 from the prior year, respectively. In addition, we had 54.7 million YouTube site views from the beginning of the first quarter of 2021 through the year ended December 31, 2021.
•Community Ambassadors – Our community ambassadors are masters of their crafts and include professional athletes, hunters, Michelin-star and James Beard Award-winning chefs, and world-class pitmasters. We have a growing team of community ambassadors, including people with dedicated social media followings who can craft incredible food on a Traeger and influence their respective communities with authentic content. We leverage our ambassador relationships to produce recipes, live cooking classes, and other branded content. We equip our community ambassadors with free grills suited to their unique needs and ensure they’re stocked with necessary supplies like wood pellets and accessories. In addition to providing complimentary products, we compensate some of our top-tier partners that participate in content shoots and Traeger events or provide custom content or recipes.
•Advertising – We have taken a digital-first approach across our advertising, investing in measurable channels across search, social media, connected television, and video. In addition, we have found success in complementing digital media with traditional media channels, such as linear and cable television, outdoor advertising, and radio, to achieve broader reach among our target audiences. We utilize a mixture of brand and product marketing messages to drive brand awareness, educate around the benefits of our product solution, increase purchase intent, and generate measurable growth as part of our performance marketing initiatives.
•Traeger.com – Traeger.com is our flagship destination to deliver our Traeger experience. Consumers can purchase grills, consumables, and accessories, as well as limited-edition items, via our website. In addition to buying Traeger goods, online visitors engage with our premium branded content, community stories, recipes, and skill-building offerings. With pro tips, test kitchen content, and a growing library of recipes developed by our culinary staff and community ambassadors, we strive to inspire Traeger owners and nurture their skills. We broadcast Traeger Kitchen Live cooking classes, which focus on education and interaction across a variety of cuisines ranging from spatch-cocked Thanksgiving turkey to Caribbean-style grilled lobster to smoked beef ribs.
•Provisions.Traeger.com – Provisions.Traeger.com is our destination to deliver our Traeger Provisions experience. Consumers can purchase any of our available Provisions boxes, which include their choice of premium protein and Traeger-ready sides, as well as gift cards to be used for the same purpose. They can also access recipe guides, consisting of step-by-step preparation and cooking instructions, as well as nutrition and allergy information for all of our protein and side dish offerings.
•MEATER.com and Online Marketplaces – MEATER.com is Apption Labs' (our wholly owned subsidiary) flagship destination to deliver its MEATER smart thermometer experience, in addition to online marketplaces, such as the MEATER store on Amazon.com. While we also market these accessories via our various other marketing channels, including Traeger.com, consumers can access the most MEATER-related content via MEATER.com, including all of the available MEATER product offerings (which are also available via the MEATER store on Amazon.com), a variety of recipes and product support resources, such as frequently asked questions and instructional videos for using the MEATER smart thermometers.
•Retail Product Marketing – We build strong relationships with retailers that align directly with our growth strategy. These relationships allow us to create engaging brand experiences, including customized Traeger shop-in-shop concepts and merchandising fixtures. We know that many consumers want to physically lift the lid of a Traeger and talk to someone with knowledge before making a purchase decision, so we strive to ensure that our retailers’ employees are trained to offer expert guidance and product information. Our retailers range from nationwide chains to independent barbecue shops and play a role in our awareness efforts by integrating us into their advertising campaigns.
•Consumer Events – Serving Traeger-made food is a powerful way to introduce people to our product. Our goal is to create a branded presence that gives people a taste of our brand flavor along with their food samples, resulting in a compelling, memorable experience. We go to sales conventions, barbecue competitions, food and wine festivals, retailer events, and more with a dedicated team of community ambassadors. This team is staffed with activation experts who know how to create a memorable experience with a layer of fun and flair that stands out from the crowd and challenges the status quo.
Sales
We have two primary sales channels: retail and DTC. Our retail channel covers our relationships with brick-and-mortar retailers, e-commerce platforms, and multichannel retailers. Our products are available at more than 12,700 retail locations in the United States as of December 31, 2021.
We have built relationships with well-known national retailers, such as The Home Depot, Ace Hardware and Costco. We also work with a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, and barbecue. Our DTC channel covers sales directly to customers through our website and Traeger app.
Sales Organization Structure
Our sales team is dedicated to maximizing retail channel productivity. In the United States, our sales organization has three directors covering three territories: West, Central and East. Beneath the directors, territory managers oversee areas within our territories. In addition, we have leaders and teams covering specific areas of our business, including:
•National hardware, big box and buying groups, such as The Home Depot and Ace Hardware;
•Club businesses, such as Costco;
•Specialty sales, such as outdoor channels and furniture, appliance and grocery stores; and
•International sales.
Our Field Sales Team focuses on supporting our retailers at the ground level. Whether they are training staff members, setting up merchandise displays, or cooking on location over the weekend, they aim to become an extension of our retailers’ teams to drive awareness, sell-through, and brand advocacy.
Our sales team also focuses on in-person experiences and education. Since 2020 they have conducted more than 3,400 roadshows and demo events per year. Roadshow events take place at retail locations and special events, like the Texas State Fair and Cowboy Christmas.
As of December 31, 2021, our sales organization included approximately 330 directors, managers, and sales team members.
Built for Symbiotic Relationships
By sending our sales team into the field, we have built face-to-face relationships with retail executives and staff, and we have established deep roots with retail category leaders. Anecdotally, we know that a number of executive team members at these retailers are Traeger owners and advocates.
We believe that retailers value Traeger’s aspirational brand and premium reputation. They also appreciate how our wood pellets, rubs, and sauces bring shoppers through the door frequently and can lead to purchases of unrelated goods. Many of these retailers offer free assembly and delivery of grills at our price points, which gives our owners a high-touch experience when our product first arrives at their home.
Retail Employee Programs
We work to transform retail associates into advocates for our brand and products. We aim to accomplish this through two primary programs:

•Certified Traeger Pro – We identify and invite promising retail associates to our Salt Lake City headquarters for a day and a half of intensive training on all things Traeger, including our product line and brand, so that they can better educate customers at their respective retail locations.
•Employee Purchase Program – We enable retail associates to purchase their own Traeger at a significant discount. We find that associates who own a Traeger and have tasted the food are more likely to recommend the product to grill shoppers. They are also able to provide a more compelling and informed sales experience.
Overall, we aim to provide the best retail experience at selective points of sales, and we strive to maximize productivity rather than door count.
Product Development
Product Mission
Our Product team’s mission is to develop world-class innovation with flawless product commercialization and 4.8-star or higher consumer ratings to enhance the consumer cooking experience from beginning to end. These high standards are essential to our strategy of selling a premium product with mass market appeal. Product innovation can also increase our pricing and encourage customers to replace their grills more often than the average grill owner.
As of December 31, 2021, our Product team consisted of approximately 50 members. Our team aims to build upon our core concepts of taste, versatility, ease of use, consistency, and community. Since 2014, our team has re-envisioned the outdoor cooking archetype with digital experiences and has developed and leveraged our intellectual property to help build a moat around our business.
Department Structure
Our product department is headed by a Product Leader with direct reports that lead three pillars of product development:
•Category – Our Category team identifies unmet needs and drives a business case for solving them. Team members manage our commercialized product lines and focus on future innovations for our product portfolio. The team also decides which products to keep, revise, or discontinue, and with what timing.
•Design – The Design team focuses on user experience, including the structure of components, the way products are used, and human factors (e.g., average height) that shape the experience. The team aims to design experiences that are valuable, useful, usable, findable, credible, desirable, and accessible.
•Engineering – The Engineering team includes mechanical and electrical engineers who ensure that products can meet the requirements set forth by the Category and Design teams. The team prototypes and tests products through a comprehensive performance engineering and compliance process. The team also ensures that products meet governmental safety standards as well as our high standards for performance and user experience. The Engineering team collaborates with our manufacturers and, once this process is finalized, commercial-scale production begins.
Nimble Process
We are a consumer insights led, innovation focused, matrixed organization working in a concurrent fashion. Our category business team and teams covering brand and sales, sourcing, quality, manufacturing, and sales and operations planning work with our Product team throughout the innovation, development, and commercialization processes. With this strategy, we eliminate the traditional handoffs that can exist between siloed teams and slow innovation or lead to products that fail to meet business, design, and engineering requirements. We believe this “Nimble” process can give us an edge over slower-moving and legacy competitors.
Insights from Everywhere
To produce the best cooking experience possible, we gather insights from every step and decision in the cooking process with the objective of identifying unmet needs. We believe everyone at our company contributes to this process. Insights from sales, marketing, operations, customer service, and other departments feed our innovations and drive creative, outside the box thinking.

Our Product team also conducts “in-habitat” observations to see how Traeger owners use our products in their own backyard. These studies have helped us to recognize problems and unmet needs that lead to new product categories, design principles, and engineering standards.
Product Accomplishments
Our Product team is responsible for launching our flagship technologies, including WiFIRE, D2 Direct Drive, Pellet Sensor, Super Smoke, and TurboTemp. Other important but less visible product improvements and accomplishments include:
•Reduced the estimated average assembly time for our Century grill from 2.5 to 1 hours while also decreasing the cost of the grill.
•Achieved a Good Design Award for the Timberline, which supported a higher average retail equivalent price for our grills and established us as an innovative leader in the industry with patented IoT technology.
•Achieved the Best Consumer Reports score in all grill categories with our Ironwood model while reducing the cost of our IoT technology.
Human Capital and Culture
We believe that the Traeger culture and people differentiate us from competitors by enabling us to sustain product innovation, engage our community, elevate our brand, and form strong partnerships over the long term. We observe that many other cooking brands produce one compelling innovation and then merely add incremental features. We changed the outdoor cooking landscape with the original wood pellet grill, and we did so again with the first cloud-connected offering in the category. We believe our culture and people will permit us to continue the disruption in outdoor cooking and potentially expand it into other ancillary areas of the at home cooking market.
Mission and Values
In our model, culture precedes strategy and process. Choices about how we grow and operate the company stem from our core values, which help to attract and retain talented people from within and beyond our industry. We hire for risk tolerance, intellectual curiosity, passion, humility, and a drive to do “big things.” We teach hires the Traeger culture and strategy and then toss them into the proverbial deep end. We celebrate their successes and help them learn from their mistakes, but do not allow them to fail.
Although we may share a number of common values with other companies, the exact wording of our values is unique to Traeger and known only to our employees and closest partners. These values are the foundation upon which we innovate products, build community, share our brand, and build partnerships. We summarize these values as follows:
•We emphasize quality, taking pride in masterful execution, down to the tiniest detail.
•We test the status quo, take calculated risks, and think disruptively.
•We work as a team and strive to bring out the best in our teammates.
•We continuously learn, develop, and refine ourselves.
•We create a positive experience for every retailer and customer, no matter what it takes.
Diversity and inclusion are key components of our culture and are fundamental to achieving our strategic priorities and future vision. At Traeger, inclusion, equity and diversity mean welcoming everyone to our table, and we believe the collective sum of our individual differences creates the unmistakable Traeger community and enables innovation.
We are a "Great Place to Work" certified employer and have a strong track record of selectivity and retention. We believe that we are among the most attractive employers in the Salt Lake City and the greater Mountain West areas. Many of our employees live the Traeger lifestyle at home with their own grills and at our office, with its outdoor barbecue deck and test kitchen.
As of December 31, 2021, we had approximately 875 employees, of which approximately 850 were full-time. We also retain consultants, independent contractors and temporary and part-time workers. Our employees are located in 37 states and 10 countries, with approximately 725 located in the United States. Our employees are divided across several core functions, including sales and marketing, supply chain management, product development, wood pellet manufacturing, and culinary and talent management. None of our employees are currently covered by a collective bargaining agreement, and we have had no labor-related work stoppages.
Our people are essential to our success, and we expect headcount to grow for the foreseeable future as we focus on recruiting employees with experience to continue to bolster various functions related to our operations as a publicly traded company and to support our expected growth.
Manufacturing, Supply Chain, and Logistics
We have developed an efficient and scalable global supply chain with a continued focus on improving products and services while reducing costs. The supply chain organization includes global planning, retail operations, third party manufacturing and logistics providers, vertically integrated wood pellet manufacturing, program management and customer experience teams. Our internal supply chain management team oversees our global supply chain and includes personnel in the United States and China. Our operations in China are dedicated to quality control, product engineering and supply chain logistics, and includes employees that monitor the production quality of our manufacturers and suppliers. This team in China also works to identify new manufacturing capacity as needed, and manages the transfer of technology between suppliers to manage our supply chain risk. Our internal supply chain management team supports product introductions and evolving channel strategies, researches materials and equipment, qualifies suppliers and potential manufacturers, directs internal demand and production planning, manages product purchasing plans and oversees product transportation. Our personnel also work with our third-party manufacturers to monitor product quality and manufacturing process efficiency.
We utilize third-party manufacturers to manufacture and supply our grills and accessories. Our grills are manufactured by three manufacturers located in China and one manufacturer located in Vietnam, and we outsource the production of our accessories and apparel to a global network of suppliers. The raw materials and components used in our grills are sourced either directly by us or on our behalf by our manufacturers from a variety of suppliers. Similarly, the raw materials for our hardwood pellets are sourced directly by us, and from local sources wherever possible. Our supply chain management team coordinates the relationships and commercial terms between our manufacturers and the suppliers of raw material and components that we have sourced directly. We regularly review our existing manufacturers and suppliers globally, and evaluate new manufacturers and suppliers, to ensure that we can scale our manufacturing base and strategically position our operations to mitigate risk related to geopolitical and macroeconomic pressures as we grow. For additional discussion relating to the availability of raw materials used for our business, please see Part I, Item 1A. “Risk Factors—Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand" and "Risk Factors—Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs."
We generally purchase from our primary manufacturers on a purchase order basis. Pursuant to our internal policies and terms with such parties, our manufacturers must follow our established product design specifications, quality assurance programs, and manufacturing standards. We have developed preferred relationships with our manufacturers to maintain access to the resources needed to scale and ensure our manufacturers have the requisite experience to produce our grills and related accessories, and work closely with our manufacturers to improve their yields and efficiency. We pay for and own certain tooling and equipment that is specifically required to manufacture our products in order to have control of supply and component pipelines. We have purchase commitments based on our purchase orders for certain amounts of goods, work-in-progress, and components.
We produce our wood pellets through a vertically integrated network of seven wood pellet production facilities and a select number of contract manufacturers capable of meeting our specifications in the United States. This network includes an owned and operated facility in New York and leased facilities in Oregon, Georgia, Texas, and Virginia. Our facilities are strategically located across the United States near hardwood inputs and key customer distribution centers. We believe operating these facilities gives us greater control over production and supply, and we pay for and own certain tooling and equipment at these facilities in order to maintain product quality and supply requirements, including the specific moisture content of our wood pellets. We are committed to continuous improvement in our wood pellet production operations. We have implemented a quality management system designed to ensure delivery of consistent, high-quality wood pellets, especially as our production volumes have increased.
We utilize multiple third-party logistics providers for a significant portion of our distribution and fulfillment operations, which include warehousing and shipping. Our third-party logistics providers have warehouses in California, Georgia, Texas and Washington, with warehouses dedicated to specific, high-volume single channel products and DTC sales. Our wood pellet production facilities have the capacity to store batches of finished wood pellets on site, and send finished goods to our third-party providers for further warehousing and distribution to our customers. Our inventory is managed by these third-party logistics providers, which interface with our material resources planning, or MRP, system to enable us to maintain visibility and control over inventory levels and customer shipments. We maintain a third-party logistics providers in the Netherlands and Canada to support our international growth. We believe our providers have sufficient expansion capacity to meet our future needs, and that our distribution and fulfillment strategy has improved the efficiency and scalability of our operations.
We manage inventory through a third-party MRP system. We forecast demand based on market inputs and generate SKU and rolling 18-month forecasts. The MRP system incorporates our forecasts, existing inventory levels, inbound purchase orders, and agreed lead times for product deliveries, and generates purchase recommendations to support inventory and service level metrics and targets.
Information Systems
Over the past five years, we have invested heavily in our technology infrastructure with the goal of improving our scalability, performance, reliability, business continuity, and data security. We utilize leading software solutions for key aspects of our information systems, including Epicor for our ERP system, which covers sales order fulfillment, inventory management, and financial reporting, and Salesforce.com as our customer relationship management system, which covers customer interaction and information and field sales enablement.
Our digital technology footprint consists of a suite of enterprise-grade platforms that enable us to provide a leading customer experience. These platforms include Salesforce Commerce Cloud as our e-commerce platform, Amazon Web Services, or AWS, as the backbone for our connected grill technology, Salesforce B2B Commerce for online dealer commerce, as well as a host of other specialized software solutions for targeted purposes. In addition, we have modernized our system integrations, leveraging an event-bus and service-oriented architecture to help ensure accuracy, monitoring, and self-healing processes for data movement between our enterprise systems. Our ERP interfaces with the e-commerce platform, as well as the management systems utilized at our outsourced warehousing and distribution centers, allowing us to effectively manage our global network of manufacturers and distributors and our expanding customer base.
In early 2020, we finished migrating all of our core business applications from an on-premise hosting infrastructure to the Microsoft Azure cloud. This has helped us achieve secure, redundant, and highly available business-critical applications. All other applications employed at Traeger are either SaaS-based or hosted on the cloud via AWS to achieve flexibility and accessibility to support the distributed nature of our global business. We believe our planned systems infrastructure will be sufficient to support our expected growth for the foreseeable future.
Intellectual Property
The protection of our brand, technology and intellectual property is an important aspect of our business. In particular, we believe the Traeger brand is significant to the success of our business. We protect our intellectual property, including our brand, through a combination of trademarks, patents, copyrights, contractual provisions, confidentiality procedures and non-disclosure agreements. For example, we generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary information. We protect our intellectual property rights in the United States and certain international jurisdictions. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name and reputation, contribute to our competitive position and success of our business.
The original patent for the wood pellet grill, which was filed by Joe Traeger in 1986, expired in 2006. As of December 31, 2021, we had approximately 491 trademark registrations and 248 issued patents and pending patent applications in the United States and other countries. As of December 31, 2021, we had approximately 49 issued U.S. patents and 23 U.S. patent applications pending. Our material U.S. patents for our current products generally expire between March 2026 and May 2039, and cover rights related to our WiFIRE technology, D2 Direct Drive, and Super Smoke, among others. We also had approximately 126 issued foreign patents and 76 foreign patent applications pending.
We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone sites through litigation and administrative procedures.
We aggressively pursue and defend our intellectual property rights to protect our brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. In the future, we intend to continue to seek intellectual property protection for our new products, technologies and processes that we believe are innovative, and will prosecute those who infringe on these valuable assets.

Competition
We operate in the highly competitive outdoor cooking market. Numerous other companies offer a wide variety of products, including traditional gas, charcoal and electric grills, that compete with our grills, accessories and other products.
We compete with established, well-known, and legacy grill brands, including Weber and Pit Boss, among others, as well as numerous other brands and grill manufacturers that offer competing products. These competitors offer a broad array of grills at different price points, including traditional gas, charcoal and electric grill offerings, as well as a significant number of wood pellet grills. We also compete against other wood pellet grill brands, such as Dansons. Moreover, the outdoor cooking market is expanding to include alternatives beyond traditional grills, and we also compete against companies that manufacture griddles, such as Blackstone, and companies that manufacture pizza ovens, such as Ooni. We have experienced an increase in competitors and competing offerings of gas and charcoal grills, wood pellet grills and other outdoor cooking devices in recent years.
Competition in the outdoor cooking market is based on a number of factors, including product quality, performance, ease of use, durability, styling, brand image and recognition, safety, and price, as well as the perceived taste and satisfaction to be attained in using a particular grill or cooking methodology. Our competitors may be able to develop and market high-quality products that compete with our products, sell their products for lower prices, adapt to changes in customer needs and preferences more quickly, devote greater resources to the design, sourcing, distribution, marketing, and sale of their products, or generate greater brand recognition than us, including on social media and other internet platforms. These competitors may have significant competitive advantages, including longer operating histories, ability to leverage their sales efforts and marketing expenditures across a broader portfolio of products, global product distribution, larger and broader retailer bases (including online retailers), more established relationships with a larger number of suppliers and manufacturers, greater brand recognition, larger or more effective ambassador and endorsement relationships, greater financial strength, larger research and development teams, larger marketing budgets, and more distribution and other resources than we do.
We also compete with providers of wood pellets for use in grilling, including well-known brands like Weber, Kingsford and Dansons, among others, whose pellets may be used with our grills. These competitors offer a broad array of pellet types and flavors. Similar to our experience regarding competition for our wood pellet grills, we have experienced an increase in competitors and competing offerings of wood pellets in recent years.
In July 2021, we acquired Apption Labs and began selling the MEATER smart thermometer. We compete in this space with brands such as Weber, Thermoworks and ThermoPro, among others.
In November 2021, we entered the direct-to-consumer meal kit market with our Traeger Provisions product line. We compete with well-known brands like Blue Apron, Hello Fresh and Freshly, among others. We offer a limited selection of premium frozen meal kits, consisting of high-quality ingredients, supplies and easy-to-follow instructions for our customer to prepare a meal using our grills, while these competitors offer a large selection of meal kits at various price points that are prepared using various cooking methodologies.
Sustainability
We are committed to preventing adverse environmental impacts in our operations, supply chain and product lifecycles. To reinforce our commitment to our stakeholders, we launched sustainability initiatives across our organization to address our potential and actual environmental impacts. The wood pellet industry has received increased scrutiny from civil society groups and the media for environmental impacts associated with wood sourcing and pellet burning. To address these stakeholder concerns, we have committed to reducing the environmental impact of our wood pellet business. For example, our Sustainable Wood Sourcing Policy requires that all upstream harvesting activities be conducted legally and in alignment with sustainable forestry best practices.
Our position in the value chain enables us to source our wood fiber as pre- and post-industrial byproduct from the lumber and furniture industries. We are increasingly focused on sourcing wood fiber with sustainability chain-of-custody verification through the Forest Stewardship Council ("FSC").
Seasonality
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis or decrease overall sales. Please see Part I, Item 1A. “Risk Factors—Our business may fluctuate as a result of seasonality and changes in weather conditions.”
Environmental Matters
Certain of our operations, properties and products are subject to stringent and comprehensive federal, state and local laws and regulations governing matters including environmental protection, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
The trend in environmental regulation is towards increasingly stringent and broader requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly requirements could have a material adverse effect on our operations and products, particularly with respect to our wood pellet production facilities, and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose joint and several strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. We may choose not to, or may be otherwise unable to, pass on any increased costs to our customers. Although we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that the current level of regulation will continue in the future.
We are also subject to permitting, registration, and other government approval requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, and other government approvals from one or more governmental agencies in order to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted. As with all governmental processes, there is a degree of uncertainty as to whether a permit, registration, or approval will be granted, the time it will take for a permit, registration, or approval to be issued and the conditions that may be imposed in connection with the granting of the permit, registration, or approval.
The following summarizes some of the more significant existing environmental laws and regulations applicable to our operations and our wood pellet production facilities in particular.
Air Emissions
The federal Clean Air Act, as amended ("CAA"), and state and local laws and implementing regulations, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay opening of new facilities or significant expansion of existing facilities; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations and permit requirements may cause us to face fines, penalties or injunctive orders in connection with air pollutant emissions from our operations.
The CAA requires that we obtain various construction and operating permits, including, in some cases, Title V air operating permits. In certain cases, the CAA requires us to incur capital expenditures to install air pollution control devices at our facilities. We have incurred, and expect to continue to incur, substantial administrative and capital expenditures to maintain compliance with CAA requirements that have been promulgated or may be promulgated or revised in the future.

Climate Change and Greenhouse Gases
Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate future emissions. In January 2021, the Biden administration issued an executive order that, among other things, established an Interagency Working Group on the Social Cost of Greenhouse Gases, or Working Group, which is called on to, among other things, develop methodologies for calculating the “social cost of carbon.” The social cost of carbon assigns a dollar value on a metric ton of greenhouse gas emissions and is used in rulemakings to determine the potential benefits of controlling releases of carbon dioxide, methane and nitrous oxide. The Working Group set interim estimates consistent with the estimates developed by the Obama administration, in February 2021, and was tasked with producing final recommendations no later than January 2022. The Working Group has not yet released its final recommendations. However, in February 2022, a federal judge of the U.S. District Court for the Western District of Louisiana issued a preliminary injunction preventing federal agencies from using the social cost of carbon after finding that the metric's application had increased regulatory costs. The Biden administration has appealed the decision, and the outcome of the litigation is uncertain at this time. The Biden administration also issued an executive order in January 2021 focused on addressing climate change. As a result of these recent developments, our operations could be subject to a series of regulatory, litigation and financial risks associated with the production, transportation and sale of our products. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. For more information, see Part I, Item 1A. “Risk Factors—Climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.”
Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations.
Water Discharges
The Federal Water Pollution Control Act, as amended ("Clean Water Act"), as well as state laws and implementing regulations, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by the U.S. EPA or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Although our facilities are presently in compliance with these requirements, changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures which may be material.
Endangered Species Act
The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. We believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species or habitat could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials. In particular, such developments could have the effect of reducing forestry operations in areas where we procure our raw materials and, in turn, the availability of raw materials required for our operations and the production of our wood pellets.
Waste Handling
The Resource Conservation and Recovery Act, as amended ("RCRA"), and comparable state statutes and regulations promulgated thereunder, affect our operations by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. While most wasted generated by our operations are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute "solid wastes" that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to subject such wastes to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
Remediation of Hazardous Substances
The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as the "Superfund" law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed "responsible parties" may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposes to significant remediation obligations or liabilities in the future. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and could otherwise have a material adverse effect on our results of operations, competitive position or financial condition.
Health and Safety Matters
We are subject to federal, state and local laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes, whose purpose is to protect the health and safety of workers. OSHA regulations impose various requirements, including with respect to training, policies and procedures and maintenance. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association standards for combustible dust require our facilities to incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. We continually strive to maintain compliance with applicable safety, health, air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
Additional Information
Our website is www.traeger.com. At our Investor Relations website, investors.traeger.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that are we unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose all of your investment.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2021, we had a net loss of $88.8 million. As of December 31, 2021, we had an accumulated deficit of $184.8 million. We expect our operating expenses to increase in the future as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and in connection with legal, accounting, and other expenses related to operating as a new public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, or if we cannot capitalize on growth opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
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
We have experienced rapid growth in our business operations and the scope and complexity of our business have increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 450 as of December 31, 2018 to approximately 850 as of December 31, 2021, and we have expanded our operations to include additional wood pellet production facilities and additional manufacturing and supply sources. We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain, and expand our brand recognition and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
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
In order to maintain and increase revenue, we must produce high quality products at acceptable costs. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we periodically update our product lines and introduce changes to manufacturing processes or incorporate new materials and technologies, we may encounter unanticipated issues with product quality and product consistency or production and supply delays. For example, we have recently introduced products that incorporate smart features, including our WiFIRE technology, a cloud based, Wi-Fi controller that connects our grills to our Traeger app, enabling users to automate recipe steps and control and monitor their grill remotely. We also recently introduced D2 Direct Drive, an integrated, software-driven system that maintains grill temperature through variable speed fans and DC auger control. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold. From time to time, we execute "over-the-air" updates to address such issues and to update products and introduce product enhancements. As we continue to introduce new products and product enhancements, we expect the costs associated with such products and enhancements will continue to increase.
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
We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
We operate in a highly competitive business market, and compete with multiple companies in the outdoor cooking market within brick-and-mortar and online sales channels. Numerous other companies offer a wide variety of products, including traditional gas, charcoal and electric grills, consumables, and accessories, that compete with our grills, consumables, and accessories, including wood pellets that can be used with our grills. For example, we compete with established, well-known, and legacy grill brands, including Weber and Pit Boss, among others, as well as numerous other companies that offer competing products. These competitors offer a broad array of grills at different price points, including traditional gas, charcoal and electric grill offerings, as well as a significant number of wood pellet grills. We also compete against other wood pellet grill brands, such as Dansons. Moreover, the outdoor cooking market is expanding to include alternatives beyond traditional grills, and we also compete against companies that manufacture griddles, such as Blackstone, and companies that manufacture pizza ovens, such as Ooni. We have experienced an increase in competitors and competing offerings of gas and charcoal grills, wood pellet grills, and other outdoor cooking devices in recent years.
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
In July 2021, we acquired Apption Labs Limited and its subsidiaries (collectively "Apption Labs") and began selling the MEATER smart thermometer. We compete in this space with brands such as Weber, Thermoworks and ThermoPro, among others.
In November 2021, we entered the direct-to-consumer meal kit market with our Traeger Provisions product line. We compete with well-known brands like Blue Apron, Hello Fresh and Omaha Steaks, among others. We offer a limited selection of premium frozen meal kits, consisting of high-quality ingredients, supplies and easy-to-follow instructions for our customer to prepare a meal using our grills, while these competitors offer a large selection of meal kits at various price points that are prepared using various cooking methodologies.
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
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2021, our three largest retailers accounted for 20%, 17%, and 16% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
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
The market for our products is characterized by new product and service introductions, frequent enhancements to existing products, and changing customer demands, needs, and preferences. Our success depends on our ability to identify and originate trends and to anticipate and react to changing customer demands, needs, and preferences in a timely manner. Changes in customer preferences cannot be predicted with certainty. If we are unable to introduce new or enhanced products, services or features in a timely manner, or our new or enhanced products, services, and features are not widely accepted by customers, our competitors may introduce similar concepts faster than us, which could negatively affect our sales and growth. Moreover, new products, services, and features may not be accepted by customers, as preferences could shift rapidly to different types of cooking methodologies and techniques or away from our offerings altogether, and our future success depends in part on our ability to anticipate and respond to such changes. For instance, a shift in consumer tastes, dietary habits, and nutritional values, concerns regarding the health effects of foods typically cooked on our grills and shifts in preference from animal-based protein to plant-based protein products could reduce our sales or our market share, which would harm our business and financial condition. Similarly, a shift in consumer tastes regarding the flavors of our wood pellets or other consumables could impact our ability to drive recurring sales from such items, which could have an adverse impact on our growth and revenue. In addition, we may not be successful at introducing the Traeger experience into other categories in the food-at-home market, such as the direct-to-consumer meal kit market, which we entered in November 2021 with our Traeger Provisions product line.
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
The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Furthermore, significantly increased demand from online sales channels, including our website, has impacted our logistical operations, including our fulfillment and shipping functions, which has resulted in periodic delays in the delivery of our products. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition. For example, travel restrictions imposed as a result of the COVID-19 pandemic negatively impacted certain of our product development initiatives, as we were unable to visit certain third-party manufacturers to review processes and procedures for new products and product enhancements. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the coronavirus) within the markets in which we and our manufacturers and suppliers operate, the timing, distribution, and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. While we have experienced an increase in demand for our products due to the impact that the COVID-19 pandemic has had on consumer behaviors, including due to various stay-at-home orders and restrictions on dining options and restaurant closures, this increased demand may not be sustained following the pandemic, or if economic conditions worsen, which would negatively impact consumer spending.
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
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our margins. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our requirements, and this could result in delays in the shipment of our products, lost sales, and damage to our reputation and retailer and distributor relationships. For example, late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility. These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 continuing into early 2021. Inventory constraints due to COVID-19 lessened in the third quarter of 2021 and are now primarily attributable to widely reported global supply chain constraints.
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
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis, or decrease overall sales. Further, our quarterly results of operations in future fiscal years may fluctuate or otherwise be significantly affected as a result of the COVID-19 pandemic and widely reported global supply chain constraints, including the resulting increased freight rates and logistics costs. The effect of the pandemic and global supply chain constraints may exceed the quarterly changes in our results of operations that we have typically experienced from seasonality and weather conditions.
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
•social, economic or political instability, including the conflict between Russia and Ukraine;
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
Some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the FSC. Additionally, some environmental non-governmental organizations and media organizations have targeted the wood pellet industry as harmful to the environment and encouraged consumers to opt for more environmentally friendly options. If customer demand for sustainably produced products (including FSC-certified sources) increases, there may be reduced demand, and we may only be able to charge lower prices for our products relative to our competitors who can supply products sourced from forests certified to such standards. Furthermore, if we and our competitors seek to comply with sustainability initiatives, including those of the FSC, we could incur materially increased costs for our operations or be required to modify our existing operations, which would have a material adverse effect on our revenue, margins and cash flows. In addition, we may be unable to obtain the raw materials (particularly wood fiber from third parties for use at our wood pellet facilities) required to sustain our growth and satisfy our existing and future customer contracts without incurring increased costs, including in connection with assisting some of our third party suppliers in their efforts to obtain FSC-certification, which would otherwise be cost-prohibitive. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in our ability to source wood pellets, which would have a material adverse effect on our ability to execute our business plan and our results of operations.
We are subject to risks related to sustainability and environmental, social and governance ("ESG") issues.
Our business faces increasing scrutiny related to ESG issues, including renewable resources, environmental stewardship, supply chain management, climate change, safety, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.
Moreover, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and measuring and reporting on many ESG matters.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based on ESG or sustainability metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such companies to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable.
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
Our wood pellets are combustible products. Fires and explosions have occurred at manufacturing facilities similar to ours, and fires have previously occurred at or near our wood pellet production facilities. As a result, our business could be adversely affected by these and other operational hazards and could suffer catastrophic loss due to unanticipated events such as explosions, fires, natural disasters or severe weather conditions. Severe weather, such as floods, earthquakes, hurricanes, forest fires or other catastrophes, or climatic phenomena, such as drought, may impact our operations by causing weather-related damage to our wood pellet facilities and equipment. Such events may become more frequent and more severe as a result of climate change. Severe weather and other climate phenomena may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport, and unload our wood pellet products. In addition, our wood pellet facilities are subject to the risk of unexpected equipment failures. At our wood pellet facilities plants, our manufacturing processes are dependent upon critical pieces of equipment, and such equipment may, on occasion, be out of service as a result of such failures. As a result, we may experience material facility shutdowns or periods of reduced production, which could have a material adverse effect on our business and results of operations. Any interference with or curtailment of our wood pellet facilities and related production operations could result in a loss of productivity, an increase in our operating costs and decrease in revenue, which may have a material adverse effect on our business and results of operations.
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
Certain environmental laws, including the CERCLA, and analogous state laws, impose strict as well as joint and several liability upon statutorily defined parties without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our wood pellet production operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future.
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
Many nations have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” and other initiatives. In December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the United States withdrew from the Paris Agreement in November 2020, the United States officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. In April 2021, President Biden announced a goal of reducing the United States' emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide greenhouse gases.

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
Further, our markets may be affected by legislative initiatives and policies that promote or do not promote devices that have or share similar traits to our wood pellet grills, such as wood burning stoves and similar appliances. Certain jurisdictions have adopted or proposed local ordinances or policies restricting the use of a wide range of devices, which may encompass or cover the cooking mechanism utilized by our wood pellet grills. It remains uncertain whether or to what extent such restrictions could impact demand for our products or the ability of customers to use our grills in states or other jurisdictions that have adopted or may in the future adopt or implement such restrictions. The U.S. Environmental Protection Agency has issued matter limits for certain wood-burning appliances that people use to heat their home. While these limits are not applicable to cook stoves such as wood-fired grills, the regulations impose labeling requirements that may be applicable and such regulations may be broadened in the future. These restrictions and the applicable requirements for permits or exemptions may vary significantly by location, and we may be unable to track or monitor all such restrictions in the markets in which we sell our products. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
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

In addition, the European Commission has announced a proposal for a revised Regulation concerning batteries, which would be applicable to our MEATER smart thermometer business. The regulation has not yet been approved by the EU legislature, but if enacted as proposed, then it would introduce additional requirements in relation to batteries used in our MEATER smart thermometer and charger. These requirements would include minimum electrochemical performance and durability requirements for the batteries (applying from 2027) used in our chargers, additional labelling requirements in relation to certain characteristics of batteries and a requirement that our MEATER smart thermometers are designed in a way that enables end-users or independent operators to remove and replace the battery. If these measures are introduced as currently proposed, they may adversely impact our MEATER thermometer business, by requiring a re-design of the product or increasing the cost of batteries to us and our consumers, reducing demand and adversely affecting our revenue and results of operations.
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
The price and availability of raw materials and key components used to manufacture our products, including electronic components, such as integrated circuits, processors and system on chips, components built into our unique specifications or that are single sourced, as well as manufacturing equipment, tooling, and wood fibers, may fluctuate significantly. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, global demand and other geopolitical factors. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins (as was the case in 2021 due to increased freight rates and logistics costs) and our ability to meet customer demand. For example, disruptions to or increases in the cost of local, regional domestic or international transportation services for our products and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars or trucks, weather-related problems, flooding, droughts, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks (such as the recent blockage of the Suez Canal in March 2021) or other events could increase our costs, temporarily impair our ability to deliver products to our customers on time or at all and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products or resulting in a charge to us for our customers’ lost profits as a result of our failure to timely deliver our products. Relatedly, some of our contracts with our large retail customers subject us to financial penalties if we fail to ship an order that is on time or in full. If we are unable to successfully mitigate a significant portion of these product cost increases, fluctuations or delays, our results of operations could be harmed.
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
As of December 31, 2021, we have net operating loss carryforwards ("NOLs") of approximately $79.4 million for U.S. federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $53.4 million of these NOLs are eligible for indefinite carryforward, limited by certain taxable income. Due to cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2021, 2020, and 2019, respectively. Utilization of our NOLs and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of this and future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
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
As of December 31, 2021, we had cash and cash equivalents of $16.7 million, $125.0 million borrowing capacity under the New Revolving Credit Facility and up to $100.0 million borrowing capacity under the Receivables Financing Agreement. As of December 31, 2021, we had drawn down $9.0 million on the New Revolving Credit Facility and $41.1 million under the Receivables Financing Agreement. As of December 31, 2021, the total principal amount outstanding under our New First Lien Term Loan Facility was $388.2 million and the aggregate principal amount of indebtedness outstanding under our New Credit Facilities was $429.3 million. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
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
As of December 31, 2021, our substantial indebtedness also could have exposed us to the risk of increased interest rates, as our borrowings under our New First Lien Term Loan Facility and New Revolving Credit Facility are at variable rates of interest. However, in February 2022, to reduce this interest rate risk, we entered into an interest rate hedge contract as described in further detail in Note 22 - Subsequent Events to the accompanying consolidated financial statements.
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

Our New First Lien Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in certain acts including, but not limited to, our ability to incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
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
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent laws or regulations in other countries or jurisdictions, changes in the governmental bodies that enact them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition and our business may be adversely affected. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand name recognition, possibly leading to market confusion and potentially requiring us to pursue legal action, which could be time consuming and costly. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names, which could be time consuming and costly to litigate. If we are unable to successfully register our trademarks and trade names and establish brand name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, domain names, copyrights, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
Our success depends in part on our ability to operate without infringing on or misappropriating the proprietary rights of others, and if we are unable to do so we may be liable for damages.

We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us for allegedly infringing or misappropriating their patent or other intellectual property rights. Intellectual property litigation is time consuming and costly. If we do not prevail in litigation, depending on the litigant, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same intellectual property rights licensed to us. If we fail to obtain a required license or are unable to design around a third party's patent, we may be unable to make use of some of the affected products, or their features, which could reduce our revenues and adversely affect our business.
The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits are costly and can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit and/or subsequent appeals, legal fees or settlement costs could have a material adverse effect on our results of operations and financial condition.
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
Despite our efforts to implement security barriers to such threats, the techniques used by cyber threat actors change frequently and may be difficult to anticipate and detect. As a result, we may not be able to entirely mitigate these threats. As a result of the COVID-19 pandemic, remote work and remote access to our systems has increased significantly, which has also increased our cybersecurity attack surface. Accordingly, we could experience an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces. Our products and services are potentially vulnerable to additional known or unknown threats. Any cyber-attack that attempts to obtain our or our customers’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, financial condition, and results of operations, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, litigation and regulatory action or fines and adversely affect our brand, impacting demand for our products and services, and could have an adverse effect on our business, financial condition, and results of operations. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.
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
We regularly collect, obtain, and transmit personal information about customers, employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems. As such, we are subject to numerous federal, state, and international data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data.
In the United States, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, there are new and changing requirements applicable to our business. For example, the California Consumer Privacy Act ("CCPA") requires covered companies to provide new disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act ("CPRA") was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The Virginia Consumer Data Protection Act ("VCDPA"), which will go into effect in 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. The Colorado Privacy Act closely resembles the VCDPA and will also take effect in 2023, although the two differ in many ways. New legislation proposed or enacted in a number of U.S. states imposes, or has the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, and require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and changes in business practices and policies.
We are also subject to laws, regulations, and standards in many jurisdictions outside of the United States, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the European Economic Area, or EEA, the General Data Protection Regulation ("GDPR") imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects and other regulatory actions that may be taken by competent authorities. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and mirrors the fines under the GDPR.
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
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or other public health emergencies or responses to these events; and
•the other factors described in this Part I, Item 1A. “Risk Factors.”
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
As of March 22, 2022, funds or entities affiliated with each of AEA Investors (the “AEA Fund”), Ontario Teachers’ Pension Plan Board (“OTPP”) and Trilantic Capital Partners (“TCP”) owned approximately 64.5% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our board of directors individuals designated by each of the AEA Fund, OTPP and TCP and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
Future sales of shares by existing stockholders, including our principal stockholders, officers or directors, could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 22, 2022, our officers, directors and principal stockholders (greater than 5% stockholders) collectively owned approximately 73% of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.
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
In light of the 7,782,957 RSUs subject to the Chief Executive Officer Award and the 4,380,285 RSUs subject to the IPO RSUs granted in connection with our IPO, we anticipate that we will incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The 7,782,957 RSUs subject to the Chief Executive Officer Award received by Jeremy Andrus, our Chief Executive Officer, will vest based on (i) the achievement of performance goals, which we refer to as the "PSU CEO Awards" and (ii) time-based RSUs, which we refer to as the "Time-Based RSU CEO Awards" and, together with the PSU CEO Awards, the "Chief Executive Officer Award". The vesting of these awards is subject to the respective continued service or employment of Mr. Andrus through the applicable vesting date. The PSU CEO Awards granted to Mr. Andrus will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 days) at any time until the tenth anniversary of the closing of our IPO. Mr. Andrus’s PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the initial public offering price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. To the extent earned, the PSU CEO Awards will vest if certain time-based vesting conditions are also met. The Time-Based RSU CEO Awards granted to Mr. Andrus will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to Mr. Andrus’s continued service as our chief executive officer or executive chairman of our board of directors.
We will record substantial stock-compensation expense for the IPO RSUs, the PSU CEO Awards and the Time-Based RSU CEO Awards. The grant date fair value of the PSU CEO Awards and the Time-Based RSU CEO Awards was estimated to be approximately $116.5 million, which we estimated would be recognized as compensation expense over a weighted average period of 4.07 years, though could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs was estimated to be approximately $74.2 million, which we estimated would be recognized as compensation expense over a weighted average period of 3.58 years. We expect the stock-based compensation expense relating to these awards to adversely impact our future financial results.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The AEA Fund, OTPP and TCP collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.
General Risks
We may engage in merger and acquisition activities, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our results of operations.
As part of our business strategy, we have made and may in the future make investments in businesses, new technologies, services and other assets and strategic investments that complement our business. For example, on July 1, 2021 we acquired all of the equity interests of Apption Labs, which specializes in the manufacture and design of hardware and software related to small kitchen appliances, including the MEATER smart thermometer and related technology. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, in the future. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our customers or investors. Moreover, an acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures, including disrupting our ongoing operations, diverting management from their primary responsibilities, subjecting us to additional liabilities, increasing our expenses, and adversely impacting our business, financial condition, and results of operations. Moreover, we may be exposed to unknown liabilities and the anticipated benefits of any acquisition, investment, or business relationship may not be realized, if, for example, we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company.
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
The results of litigation, investigations, claims, and regulatory proceedings cannot be predicted with certainty, and determining reserves for pending litigation and other legal and regulatory matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, financial condition, and results of operations.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, explosions, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster or adverse weather event, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our wood pellet production facility in New York is located in a flood zone and has experienced flooding and other damage in connection with adverse weather events, such as hurricanes and tropical storms. Most recently, this facility incurred damage as a result of a tropical storm, and we continue to assess the extent of the damage to operations. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations where we have operations and equipment or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters is located in Salt Lake City, Utah, where we lease approximately 80,000 square feet of space under a lease that expires in 2026. We have plans to move to a new approximately 94,000 square foot facility in Salt Lake City, Utah in late 2022 or early 2023, with the lease expected to expire in 2037. Accordingly, we have agreed to sublease our current headquarters in three phases until the lease expires in 2026. Our headquarters are used for accounting and finance, sales and marketing, customer support, product development and supply chain management functions. We also lease facilities in Shanghai, China, which are primarily used for local quality assurance, product development and supply chain management with our third party manufacturers and suppliers in Asia.
We produce our wood pellets at wood pellet production facilities in Tuscarora, New York; Molalla, Oregon; Redmond, Oregon; Sweet Home, Oregon; Menlo, Georgia; Jasper, Texas; and Rural Retreat, Virginia. We own the land and buildings at facilities in Tuscarora, New York and lease the land and buildings at the other facilities. The table below provides an overview of our wood pellet production facilities as of December 31, 2021.

	Tuscarora, NY	Molalla, OR	Redmond, OR	Sweet Home, OR	Menlo, GA	Jasper, TX	Rural Retreat, VA
Raw Material Storage (sq. ft.)	5,000	12,000	n/a	6,000	n/a	8,000	10,400
Manufacturing Size (sq. ft.)	3,750	5,280	20,000	5,000	6,000	8,400	12,000
Warehousing Size (sq. ft.)	36,000	12,800	45,000	15,000	47,000	34,000	21,600
Average Production (tons of wood pellets per year) (1)	25,301	12,520	21,574	17,567	22,663	14,974	5,476
Maximum Production (tons of wood pellets per year)	54,338	19,924	39,848	19,924	39,848	19,924	54,338
Ownership	Owned	Leased	Leased	Leased	Leased	Leased	Leased
Lease End	—	2,027	2,022	2,026	2,026	2,035	2,025
Average headcount (2)	18	11	10	13	15	10	15

(1)Based on actual production for the fiscal year-ended December 31, 2021.
(2)Average headcount for the fiscal year-ended December 31, 2021.
Item 3. Legal Proceedings.
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On July 29, 2021, our common stock began trading on the New York Stock Exchange under the symbol “COOK.” Prior to that time, there was no public market for our common stock.
Holders
As of March 22, 2022, there were 25 holders of record of our common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Performance Graph
The following graph and table illustrate the total return from July 29, 2021 through December 31, 2021, for (i) our common stock, (ii) the Standard and Poor's SmallCap 600 Stock Index ("S&P 600 Index") and (iii) the Standard and Poor's SmallCap 600 Consumer Discretionary Index. The graph and the table assume that $100 was invested on July 29, 2021 in each of our common stock, the S&P 600 Index, and Standard and Poor's SmallCap 600 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.
Comparison of Cumulative Total Return Since July 29, 2021
Assumes Initial Investment of $100

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
Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus (the "Prospectus") filed pursuant to Rule 424(b)(4) (File No. 333-257714), filed with the SEC on July 30, 2021, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Overview
Traeger is the creator and category leader of the wood pellet grill, an outdoor cooking system that ignites all-natural hardwoods to grill, smoke, bake, roast, braise, and barbecue. Our grills are versatile and easy to use, empowering cooks of all skill sets to create delicious meals with a wood-fired flavor that cannot be replicated with gas, charcoal, or electric grills. Grills are at the core of our platform and are complemented by Traeger wood pellets, rubs, sauces, premium frozen meal kits and accessories.
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer three series of grills – Pro, Ironwood and Timberline – as well as a selection of smaller, portable grills. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs, sauces and our premium frozen meal kits consisting of high-quality ingredients, supplies and easy-to-follow instructions. Our accessories include grill covers, liners, tools, MEATER smart thermometers, apparel and other ancillary items.
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer ("DTC") channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon.com, Costco, The Home Depot, and William Sonoma, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills, except that our Traeger Provisions product line is only available through our DTC channel.
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, and our wood pellets are produced at facilities located in New York, Oregon, Georgia, Virginia, and Texas. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.
We believe that our financial results have reflected our growth. Our revenue increased by 43.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020, and reached $785.5 million for the year ended December 31, 2021, up from $545.8 million for the year ended December 31, 2020. We recorded a net loss of $88.8 million for the year ended December 31, 2021, compared to net income of $31.6 million for the year ended December 31, 2020. Our Adjusted EBITDA was $109.0 million for the year ended December 31, 2021, down from $116.1 million for the year ended December 31, 2020. Our Adjusted Net Income was $66.9 million for the year ended December 31, 2021, down from $73.3 million for the year ended December 31, 2020. Adjusted EBITDA and Adjusted Net Income (Loss) are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA and Adjusted Net Income (Loss) to the most directly comparable GAAP financial measure, information about why we consider Adjusted EBITDA and Adjusted Net Income (Loss) useful and a discussion of the material risks and limitations of this measure, please see “non-GAAP Financial Measures” below.
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
On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses totaling $20.3 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters' exercise of their option to purchase additional shares).
Key Factors Affecting Our Performance
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges. For a discussion of these factors, please see "Key Factors Affecting Our Performance" in the Management's Discussion and Analysis section of our prospectus, dated July 28, 2021, and in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
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
Each of Adjusted EBITDA and Adjusted Net Income is used by our management team as an additional measure of our performance for purposes of business decision-making, including managing expenditures, and evaluating potential acquisitions. Period-to-period comparisons of Adjusted EBITDA and Adjusted Net Income help our management identify additional trends in our financial results that may not be shown solely by period-to-period comparisons of net income or income from continuing operations. In addition, we may use Adjusted EBITDA in the incentive compensation programs applicable to some of our employees. Each of Adjusted EBITDA and Adjusted Net Income has inherent limitations because of the excluded items and may not be directly comparable to similarly titled metrics used by other companies.

We calculate Adjusted EBITDA as net income (loss) adjusted to exclude provision for income taxes, other (income) expense, interest expense, depreciation and amortization, equity-based compensation, non-routine legal expenses, non-routine start-up costs, non-routine acquisition expenses, change in fair value of contingent consideration, offering related expenses, non-routine refinancing expenses, and other adjustment items. Other (income) expense are gains (losses) on disposal of property, plant and equipment, impairments of long-term assets, unrealized gains (losses) from derivatives, and the loss on extinguishment of debt upon refinancing and early repayment. Non-routine legal expenses are primarily external legal expenses for litigation, patent and trademark defense, and legal costs related to an acquisition. Non-routine start-up costs represent investments in Traeger Provisions. Non-routine acquisition expenses are primarily for consulting and legal costs incurred in connection with the acquisition of Apption Labs. Change in fair value of contingent consideration results from changes in the fair value of the contingent consideration associated with the acquisition of Apption Labs due to changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. Offering related expenses are primarily for a one-time bonus paid to certain employees, including certain of our executive officers, as well as legal and consulting costs incurred in connection with our IPO process. Non-routine refinancing expenses are primarily for consulting and legal costs incurred to refinance our credit facilities. Other adjustment items include inventory write-offs and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and costs to establish our China warehouse. Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of revenue. Adjusted EBITDA and Adjusted EBITDA Margin should be viewed as measures of operating performance that are supplements to, and not substitutes for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted EBITDA on a consolidated basis.

	Year-ended December 31,
	2021	2020
	(dollars in thousands)
Net income (loss)	$(88,821)	$31,602
Adjusted to exclude the following:
Provision for income taxes	1,489	749
Other (income) expense	10,518	(5,947)
Interest expense	26,646	34,073
Depreciation and amortization	47,499	40,968
Equity-based compensation	81,112	12,810
Non-routine legal expenses	6,343	1,820
Non-routine start-up costs	8,901	—
Non-routine acquisition expenses	2,624	—
Change in fair value of contingent consideration	3,800	—
Offering related expenses	3,725	—
Non-routine refinancing expenses	3,895	—
Other adjustment items[1]	1,276	—
Adjusted EBITDA	$109,007	$116,075
Revenue	785,545	545,772
Net (loss) income as a percentage of revenue	(11.3)%	5.8%
Adjusted EBITDA Margin	13.9%	21.3%
1 Includes $1.2 million of inventory write-offs and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and $0.1 million of costs to establish our China warehouse as significant adjustments.
We calculate Adjusted Net Income as net income (loss) adjusted to exclude other (income) expense, equity-based compensation, non-routine legal expenses, amortization of acquisition intangibles, non-routine start-up costs, non-routine acquisition expenses, change in fair value of contingent consideration, offering related expenses, non-routine refinancing expenses, other adjustment items, and tax impact of adjusting items. Amortization of acquisition intangibles includes amortization expense associated with intangible assets recorded in connection with the 2017 corporate reorganization and acquisition of Traeger Pellet Grills Holdings LLC. Tax impact of adjusting items for the quarter is adjusted for a tax rate equal to our annual estimated tax rate on Adjusted Net Income. This rate is based on our estimated annual GAAP income (loss) tax rate forecast, adjusted to account for items excluded from GAAP income (loss) in calculating the non-GAAP financial measures presented below.

Due to the differences in the tax treatment of items excluded from non-GAAP earnings, as well as the methodology applied to our estimated annual tax rates, our estimated tax rate on Adjusted Net Income may differ from our GAAP tax rate and from our actual tax liabilities. Adjusted Net Income should be viewed as a measure of operating performance that is a supplement to, and not a substitute for, operating income or loss, net earnings or loss and other U.S. GAAP measures of income (loss). The following table presents a reconciliation of net (loss) income, the most directly comparable financial measure calculated in accordance with U.S. GAAP, to Adjusted Net Income on a consolidated basis.

	Year-ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$(88,821)	$31,602
Adjusted to exclude the following:
Other expense (income)	10,518	(5,947)
Equity-based compensation	81,112	12,811
Non-routine legal expenses	6,343	1,821
Amortization of acquisition intangibles	33,014	33,014
Non-routine start-up costs	8,901	—
Non-routine acquisition expenses	2,624	—
Change in fair value of contingent consideration	3,800	—
Offering related expenses	3,725	—
Non-routine refinancing expenses	3,895	—
Other adjustment items [2]	1,276	—
Tax impact of adjusting items	477	—
Adjusted net income	$66,864	$73,301
2 Includes $1.2 million of inventory write-offs and restoration of our wood pellet production facility due to flood damage sustained as a result of a tropical storm and $0.1 million of costs to establish our China warehouse.
Impact of COVID-19
The COVID-19 pandemic has caused various elements of disruption to economies, businesses, markets and communities around the globe. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which drove higher unemployment levels and resulted in the closure of certain businesses. The COVID-19 pandemic has had a variety of impacts to the businesses of our retailers and suppliers, as well as customer behavior and discretionary spending. Although we cannot predict when the United States and global economy will fully recover from the COVID-19 pandemic, we believe that our business is well positioned to attract new customers, capitalize on existing and growing trends in our industry and benefit from the revival of the economy and discretionary spending. Nevertheless, we do not have certainty that a full economic recovery will happen in the near future, and it is possible that the prolonging of the COVID-19 pandemic could have certain adverse effects on our business, financial condition, and results of operations. Furthermore, our growth in the past year may obscure the extent to which seasonality and other trends have affected our business and may continue to affect our business. For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part 1, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
In response to the COVID-19 pandemic, we quickly developed a plan of action that focused first on the health and safety of our employees. In March 2020, we implemented a work-from-home policy and began to establish safety measures at our wood pellet production facilities. Next, we took immediate action to protect our liquidity. These actions included reductions in discretionary spending and capital expenditures, a temporary hiring freeze, employee furloughs, and a reduction in our inventory purchase plan. At the end of the first quarter of 2020, we drew down the available capacity under our revolving credit facility to increase cash to sustain our operations. We also focused on business continuity across our value chain and operations, and made strategic pivots and reprioritized key initiatives to focus on our immediate response to the COVID-19 pandemic and maintain a nimble approach to our long-term strategy as we continued to monitor the situation. We have returned much of our remote workforce to physical locations, with a hybrid approach of splitting at-home and in-office time for our corporate employees. Only a small number of employees remain working fully remotely, and we do not believe remote operations or our cost reduction initiatives have significantly impacted the productivity of our workforce or operations, or resulted in meaningful disruption to our sales activities or ongoing revenue generation.
The sale of our grills, consumables and accessories experienced considerable growth following the onset of the COVID-19 pandemic as people invested in recreational activities based around the home during periods of quarantine and limited public activities. At the beginning of the second quarter of 2020 as the impact of governmental pandemic-related measures on business activity took hold, we experienced sustained demand for our products as many of our specialty and hardware retailers were deemed essential by state and local governments and thus remained open to customers. In addition, consumer purchase behavior shifted to online retail, including our own website, which offset the impact of select store closures and stay-at-home orders. As the second quarter of 2020 progressed, we began experiencing significant demand across our distribution channels as customer interest in our products increased, retail stores began to reopen and online retail continued to benefit from favorable shifts in consumer purchase behavior. This strong demand continued throughout the second half of 2020, and we believe that this was a primary driver of our revenue growth during 2020. Together with the increased demand for our products, we experienced higher costs and supply chain delays as a result of restrictions or disruptions of transportation as a result of the pandemic. Late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility. These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 and in the first half of 2021. Inventory constraints due to COVID-19 lessened in the third quarter of 2021 and are now primarily attributable to widely reported global supply chain constraints.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of grills, consumables and accessories in North America, which includes the United States and Canada. We recognize revenue, net of product returns, for our grills, consumables and accessories generally at the time of delivery to retailers through our retail channel and to customers through our DTC channel. Estimated product returns are recorded as a reduction of revenue at the time of recognition and are calculated based on product returns history, observable changes in return behavior, and expected returns based on sales volume and mix. We also have certain contractual programs that can give rise to elements of variable consideration, such as volume incentive rebates, with estimated amounts of credits recorded as a reduction to revenue.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $18.8 million and $6.8 million for the year ended December 31, 2021 and 2020, respectively.
We expect general and administrative expense, including our research and development expenses and external legal and accounting expenses, to increase on an absolute dollar basis for the foreseeable future as we continue to increase investments to support our growth and develop new and enhance existing products and interactive software. We also anticipate increased administrative and compliance costs as a result of being a public company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017, as well as the July 2021 acquisition of Apption Labs. These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
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

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue	$785,545	$545,772	$239,773	43.9%
Cost of revenue	481,834	310,408	171,426	55.2%
Gross profit	303,711	235,364	68,347	29.0%
Operating expense:
Sales and marketing	165,180	93,690	71,490	76.3%
General and administrative	158,555	50,243	108,312	215.6%
Amortization of intangible assets	34,379	32,533	1,846	5.7%
Change in fair value of contingent consideration	3,800	—	3,800	100.0%
Total operating expense	361,914	176,466	185,448	105.1%
Income (loss) from operations	(58,203)	58,898	(117,101)	(198.8)%
Other income (expense):
Interest expense	(26,646)	(34,073)	(7,427)	(21.8)%
Loss on extinguishment of debt	(5,185)	—	5,185	100.0%
Other income	2,702	7,526	(4,824)	(64.1)%
Total other expense	(29,129)	(26,547)	2,582	9.7%
Income (loss) before provision for income taxes	(87,332)	32,351	(119,683)	(370.0)%
Provision for income taxes	1,489	749	740	98.8%
Net income (loss)	$(88,821)	$31,602	$(120,423)	(381.1)%
Comparison of the Year Ended December 31, 2021 and 2020
Revenue

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Revenue:
Grills	$544,200	$391,047	$153,153	39.2%
Consumables	136,216	120,247	15,969	13.3%
Accessories	105,129	34,478	70,651	204.9%
Total Revenue	$785,545	$545,772	$239,773	43.9%
Revenue increased by $239.8 million, or 43.9%, to $785.5 million for the year ended December 31, 2021 compared to $545.8 million for the year ended December 31, 2020. This increase was driven primarily by higher demand for our grills and growth in accessories revenue due to sales of the MEATER smart thermometers following the acquisition of Apption Labs.
Revenue from our grills grew by $153.2 million, or 39.2%, to $544.2 million for the year ended December 31, 2021 compared to $391.0 million for the year ended December 31, 2020. The increase was driven primarily by higher unit volume relative to the prior period in addition to an increased average selling price.
Revenue from our consumables grew by $16.0 million, or 13.3%, to $136.2 million for the year ended December 31, 2021 compared to $120.2 million for the year ended December 31, 2020. The increase was driven primarily by repeating sales of wood pellets and other consumables from our installed base of grills, as well as increased unit volume associated with the expansion of our installed base of grills.

Revenue from our accessories grew by $70.7 million, or 204.9%, to $105.1 million for the year ended December 31, 2021 compared to $34.5 million for the year ended December 31, 2020. This increase was driven primarily by sales of the MEATER smart thermometers following the acquisition of Apption Labs and strong consumer demand for Traeger-branded accessories.
Gross Profit

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Gross profit	$303,711	$235,364	$68,347	29.0%
Gross margin (Gross profit as a percentage of revenue)	38.7%	43.1%
Gross profit increased by $68.3 million, or 29.0%, to $303.7 million for the year ended December 31, 2021 compared to $235.4 million for the year ended December 31, 2020. Gross profit as a percentage of revenue decreased to 38.7% for the year ended December 31, 2021 from 43.1% for the year ended December 31, 2020. The decrease in gross margin was driven primarily by increased freight rates and logistics costs, the appreciation of the Chinese Renminbi relative to the U.S. Dollar, increased commodity and other product costs, and the amortization of acquired intangible assets. Gross profit was also pressured by equity-based compensation expense related to the IPO and the write-off of inventory due to an adverse weather event at one of our wood pellet production facilities.
Sales and Marketing

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Sales and marketing	$165,180	$93,690	$71,490	76.3%
As a percentage of revenue	21.0%	17.2%
Sales and marketing expense increased by $71.5 million, or 76.3%, to $165.2 million for the year ended December 31, 2021 compared to $93.7 million for the year ended December 31, 2020. As a percentage of revenue, sales and marketing expense increased to 21.0% for the year ended December 31, 2021 from 17.2% for the year ended December 31, 2020. The increase in sales and marketing expense was driven primarily by higher equity-based compensation expense of $10.2 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the IPO. Additionally, advertising costs increased to drive brand awareness, including the newly acquired Apption Labs business, higher professional fees, as well as higher personnel-related expenses associated with an increase in headcount in our marketing, customer experience and sales functions.
General and Administrative

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
General and administrative	$158,555	$50,243	$108,312	215.6%
As a percentage of revenue	20.2%	9.2%
General and administrative expense increased by $108.3 million, or 215.6%, to $158.6 million for the year ended December 31, 2021 compared to $50.2 million for the year ended December 31, 2020. As a percentage of revenue, general and administrative expense increased to 20.2% for the year ended December 31, 2021 from 9.2% for the year ended December 31, 2020. The increase in general and administrative expense was driven primarily by higher equity-based compensation expense of $36.9 million due to the acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the IPO and $24.9 million due to the issuance of restricted stock units ("RSUs") under the Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan"), increased professional services fees related to third party costs incurred for non-routine start-up costs for Traeger

Provisions, one-time costs related to the debt refinancing, non-routine legal expenses, and higher personnel-related expenses associated with investments to build a team to support our current and future growth.
Amortization of Intangible Assets

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$34,379	$32,533	$1,846	5.7%
As a percentage of revenue	4.4%	6.0%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, increased $1.8 million, or 5.7%, to $34.4 million for the year ended December 31, 2021 compared to $32.5 million for the year ended December 31, 2020.
Change in Fair Value of Contingent Consideration

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$3,800	$—	$3,800	100.0%
As a percentage of revenue	0.5%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $3.8 million, or 100.0%, to $3.8 million for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. The change in fair value of contingent consideration was driven primarily by the increase in the likelihood of achieving the revenue performance targets.
Other Expense

	Year-ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Interest expense	$(26,646)	$(34,073)	$(7,427)	(21.8)%
Loss on extinguishment of debt	(5,185)	—	5,185	100.0%
Other income	2,702	7,526	(4,824)	(64.1)%
Total other expense	$(29,129)	$(26,547)	$2,582	9.7%
As a percentage of revenue	(3.7)%	(4.9)%
Total other expense, net increased by $2.6 million, or 9.7%, to $29.1 million for the year ended December 31, 2021 compared to $26.5 million for the year ended December 31, 2020. This increase was due primarily to one-time expenses related to the refinancing and voluntary prepayment of our long-term debt, as well as a decrease in the gains recognized on derivative instruments as compared to gains recognized in the prior period. The increase was partially offset by a lower applicable interest rate on our first lien term loan as a result of refinancing our long-term debt in June 2021.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our credit facilities and receivables financing agreement.
As of December 31, 2021, we had cash and cash equivalents of $16.7 million, $125.0 million borrowing capacity under our New Revolving Credit Facility (as defined below) and up to $100.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of December 31, 2021, we had drawn down $9.0 million on the New Revolving

Credit Facility and $41.1 million under the Receivables Financing Agreement. As of December 31, 2021, the total principal amount outstanding under our New First Lien Term Loan Facility (as defined below) was $388.2 million, and the total principal amount of indebtedness outstanding under the New Credit Facilities (as defined below) was $429.3 million. We believe that our existing cash and cash equivalents, availability under our New Revolving Credit Facility and Receivables Financing Agreement, and our cash flows from operating activities will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations, for at least the next 12 months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. See Part I, Item 1A.“Risk Factors.”
In connection with the IPO, we granted RSUs. Specifically, 7,782,957 shares of our common stock are issuable in connection with the vesting of RSUs granted to our Chief Executive Officer (the “Chief Executive Officer Award“) under the 2021 Plan, which awards became effective in connection with the IPO. In addition, 4,380,285 shares of our common stock are issuable in connection with the vesting of RSUs granted to others (the “IPO RSUs” and, together with the Chief Executive Officer Award, the “IPO Awards”) under the 2021 Plan, including to our Chief Financial Officer and certain of our directors, which awards became effective in connection with the IPO. In light of the large number of RSUs subject to the IPO Awards, we anticipate that we will incur substantial equity-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The grant date fair value of the Chief Executive Officer Award was estimated to be approximately $116.5 million, which we estimated would be recognized as compensation expense over a weighted average period of 4.07 years, though recognition of such value could be earlier if the stock price goals are achieved earlier than we estimated. The grant date fair value of the IPO RSUs was estimated to be approximately $74.2 million, which we estimated would be recognized as compensation expense over a weighted average period of 3.58 years. We expect the equity-based compensation expense relating to these awards to adversely impact our future financial results.
In addition, in connection with the completion of the Company’s IPO, Class B Units that were outstanding and vested were, as part of the Corporate Conversion, converted into shares of common stock of the Company. The Company recorded equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B Units based on the IPO price of $18.00. Given the proximity of the modification to the IPO, the expense recorded by the Company was based on the actual conversion of the Class B Unit into common stock and the valuation of the Company at time of the IPO.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Year-ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(28,427)	$46,597
Net cash used in investing activities	(79,897)	(27,341)
Net cash provided by (used in) financing activities	113,508	(14,777)
Net increase in cash and cash equivalents	$5,184	$4,479
Cash Flow from Operating Activities
During the year ended December 31, 2021, net cash used in operating activities consisted of a net loss of $88.8 million and net non-cash adjustments to net loss of $145.7 million, partially offset by net changes in operating assets and liabilities of $85.3 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $9.2 million, amortization of intangible assets of $38.4 million, equity-based compensation of $81.1 million, and unrealized gains on foreign currency contracts of $4.8 million. The decrease in net cash from net changes in operating assets and liabilities during the year ended

December 31, 2021 was primarily due to an increase in accounts receivable of $26.4 million and an increase in inventories of $70.8 million, partially offset by an increase in accounts payable and accrued expenses of $19.2 million.
During the year ended December 31, 2020, net cash provided by operating activities consisted of net income of $31.6 million and net non-cash adjustments to net income of $50.6 million, partially offset by net changes in operating assets and liabilities of $35.6 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $7.8 million, amortization of intangible assets of $33.2 million, equity-based compensation of $12.8 million, and unrealized gains on foreign currency contracts of $6.1 million. The decrease in net cash from net changes in operating assets and liabilities during the year ended December 31, 2020 was primarily due to an increase in accounts receivable of $30.2 million and an increase in inventories of $29.5 million, offset in part by an increase in accounts payable and accrued expenses of $28.4 million.
Cash Flow from Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $79.9 million. The cash flow used was driven primarily by the acquisition of Apption Labs in July 2021, net of cash acquired, of $56.9 million, as well as the purchase of property, plant, and equipment of $22.5 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website developments costs.
During the year ended December 31, 2020, net cash used in investing activities was $27.3 million. The cash flow used was driven by the purchase of property, plant, and equipment of $14.1 million primarily related to the purchase of wood pellet production equipment, tooling, and internal-use software and website developments costs. In addition, the cash used was driven by the acquisition of subsidiaries of $12.7 million related to the purchase of a wood pellet production facility and the purchase of intangible assets associated with the termination of distributor relationships.
Cash Flow from Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $113.5 million. The cash flow provided was driven primarily by $142.3 million of proceeds from the issuance of our common stock upon the IPO, net of offering costs, as well as net proceeds from our New First Lien Term Loan Facility of $510.0 million partially offset by the repayment of the First Lien Credit Agreement and Second Lien Credit Agreement of $446.4 million and the repayment of $130.8 million on the New First Lien Term Loan Facility using proceeds from the IPO.
During the year ended December 31, 2020, net cash used in financing activities was $14.8 million. The cash flow used was driven primarily by net repayments during the year of $10.0 million related to our revolving line of credit and principal repayments under our first lien term loan of $3.4 million.
Credit Facilities
On September 25, 2017, we entered into (i) a first lien credit agreement with various lenders, or the First Lien Credit Agreement and (ii) a second lien credit agreement with various lenders, or the Second Lien Credit Agreement and together with the First Lien Credit Agreement, the Credit Agreements. On June 29, 2021, we refinanced our existing Credit Facilities and entered into a new first lien credit agreement (the "New First Lien Credit Agreement"). The New First Lien Credit Agreement provides for a senior secured term loan facility (the "New First Lien Term Loan Facility"), and a revolving credit facility (the "New Revolving Credit Facility" and, together with the New First Lien Term Loan Facility, the "New Credit Facilities").
New First Lien Credit Agreement
On June 29, 2021, we entered into a new first lien credit facility (the "New First Lien Credit Facility"). The New First Lien Credit Facility provides for a $560.0 million New First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million New Revolving Credit Facility.
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The New First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement). As of December 31, 2021, the total principal amount outstanding on the New First Lien Term Loan Facility was $379.2 million.

Loans under the New Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of December 31, 2021, the total outstanding principal balance under the New Revolving Credit Facility was $9.0 million.
Except as noted below, the New Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the New Credit Facilities. There are no guarantees from parent entities above Traeger, Inc.
The New First Lien Credit agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of December 31, 2021, we were in compliance with the covenants under the New Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement, as amended, or the Receivables Financing Agreement. Pursuant to the Receivables Financing Agreement, we participate in a trade receivables securitization program administered by MUFG Bank Ltd. Through this arrangement, we have secured short-term capital requirements financing using outstanding accounts receivable balances as collateral, which have been contributed by us to a wholly owned subsidiary, Traeger SPE LLC. As a special purpose entity (the "SPE"), Traeger SPE LLC has been structured such that its assets (substantively the accounts receivable contributed by us to the SPE) are outside the reach of other creditors, including the lenders under our New First Lien Credit Agreement. While we provide services to the SPE through continuing involvement in the aspects of collection and cash application of the receivables, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of December 31, 2021, we have drawn down $41.1 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024.
On February 18, 2022, we entered into Amendment No. 2 to the Receivables Financing Agreement, which is described further in Note 13 - Receivables Financing Agreement to the accompanying consolidated financial statements.
Contractual Obligations
As of December 31, 2021, significant contractual obligations related to debt were $379.2 million of principal borrowings and $98.5 million of related interest, which will become due on the maturity date of June 29, 2028. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2021. See Note 12 - Notes Payable to the accompanying consolidated financial statements for additional information regarding our New Credit Facilities.
We lease certain facilities including real property, equipment, fleet vehicles, office equipment and other assets that expire at various dates through July 2037. As of December 31, 2021, the future minimum rental payments under non-cancelable leases was $58.8 million. See Note 14 - Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our non-cancellable leases.

We also have purchase obligations consisting of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021, the future minimum value of our non-cancellable unconditional purchase obligations was $7.1 million. See Note 14 - Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our purchase obligations.
Critical Accounting Policies and Estimates
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
While our significant accounting policies are described in further detail in Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following critical accounting policies reflect our more significant judgments and estimates used that management believes are particularly important in the preparation of our consolidated financial statements and that require the use of estimates, assumptions and judgments to determine matters that are inherently uncertain.
Revenue Recognition
As discussed in the “Revenue Recognition and Sales Returns and Allowances” section in Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements, we adopted the new revenue recognition standard, ASC 606, Revenue from Contracts with Customers, at the beginning of 2019.
We determine revenue recognition through the following steps in accordance with ASC 606:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, we satisfy a performance obligation.
We derive substantially all of our revenue from the sale of grills, consumables, and accessories as well as associated shipping charges billed to customers. We recognize revenue at the amount to which we expect to be entitled when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied. The performance obligation for most of our sales transactions are considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions.
Shipping charges billed to customers are included in net sales and related shipping costs are included in cost of sales. We elected to account for shipping and handling activities performed after control has been transferred to the customer as a fulfillment cost.
We enter into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. We do not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract or satisfaction of the performance obligation. We expense incremental costs of obtaining a contract due to the short-term nature of the contracts.
We have various contractual programs and practices with customers that give rise to elements of variable consideration such as customer cooperative advertising and volume incentive rebates. We estimate the variable consideration using the most likely amount method based on sales and contractual rates with each customer and record the estimated amount of credits for these programs as a reduction to revenue. Actual credits and their impact on reported revenue could differ from our estimates and could materially affect our results of operations.
We have entered into contracts with some customers that allow for credits to be claimed for certain matters of operational compliance or for returns to the retail customer from its end consumers. Credits that will be issued associated with these items are estimated using the expected value method and are based on actual historical experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns. Actual credits and their respective impacts on reported revenue could differ from our estimates and could materially affect our results of operations.
Valuation of Goodwill and Acquired Intangible Assets
Intangible Assets
Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. We are currently amortizing acquired intangible assets, including customer relationships, distributor relationships, non-compete arrangements, business trademarks, technology and other intangible assets over periods ranging between 2.5 years and 25 years. These assets were recognized in the purchase price allocation when we underwent a corporate restructuring and acquisition in 2017, as well as when we acquired Apption Labs in July 2021. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
An impairment loss on intangible assets exists when the estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If the carrying amount exceeds the sum of the undiscounted cash flows, an impairment charge is recognized based on the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantively all of our goodwill was recognized in the purchase price allocation when we were acquired in 2017 in connection with our corporate restructuring, with incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is subject to an annual impairment test. In conducting our annual impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any. We review goodwill for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that an impairment may exist. We performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed. Therefore, no impairment of goodwill was recorded for the years ended December 31, 2021 and 2020, respectively.
If actual results differ from our estimates and assumptions, an impairment charge of goodwill could occur, which could materially affect our results of operations.
Equity-Based Compensation
We record equity-based compensation expense related to Class B incentive units awards issued by TGP Holdings LP, formerly our parent company, consistent with the compensation expense associated with the holder of the incentive units. The units granted by TGP Holdings LP have been issued for services performed on behalf of us. Therefore, the expense associated with these awards is pushed down to us.
The incentive unit grants are measured for expensing purposes at the grant date based on the fair value of the award. The incentive unit grants consist of time-based vesting units, ordinary performance vesting units, and extraordinary performance vesting units. In connection with the completion of our IPO, we recorded equity-based compensation as a result of the acceleration of vesting of all unvested and outstanding Class B Units.
In addition, we award equity-based compensation to employees and directors under the 2021 Plan. We measure compensation expense for time-based and performance-based RSU awards on a straight-line basis over the vesting schedule and on an accelerated attribution basis over the tranche's requisite service period, respectively. In addition, we recognize forfeitures as they occur, however, when an award is forfeited prior to the vesting date, we will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.

We use the Monte Carlo pricing model to estimate the fair value of our performance-based RSU awards as of the grant date, and use various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates, foreign currency exchange risk and commodity price risk. We do not hold or issue financial instruments for speculative or trading purposes.
Interest Rate Risk
We had cash and cash equivalents of $16.7 million and $11.6 million as of December 31, 2021 and 2020, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $388.2 million and $446.4 million of outstanding debt as of December 31, 2021 and 2020, respectively. Certain amounts under our New Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the New Credit Facilities as of December 31, 2021, for every 100 basis point increase in the interest rates, we would incur approximately $3.9 million of additional annual interest expense. As of December 31, 2021, we did not hedge interest rate exposure, however in February 2022, we entered into an interest rate hedge contract as described in further detail in Note 22 - Subsequent Events to the accompanying consolidated financial statements, and we may in the future use swaps, caps, collars, structured collars or other common derivative financial instruments to further reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Foreign Currency Exchange Risk
We have foreign currency risks related to certain of our foreign subsidiaries. The operating expenses of these subsidiaries are recorded in the currency of the countries where these subsidiaries are located. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively minor at this time as the related costs do not constitute a significant portion of our total expenses.
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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of December 31, 2021 and 2020 but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty, and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our consolidated balance sheet, and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other income (expense), net in the consolidated statements of operations. At December 31, 2021 and 2020, the net asset fair value of our foreign currency contract positions was $1.4 million and $6.3 million, respectively. Net gains from these foreign currency contract positions were $3.4 million and $7.6 million for the year ended December 31, 2021 and 2020, respectively. At December 31, 2021, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $6.8 million or loss of approximately $5.6 million, respectively.
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
Inflation Risk
We are exposed to inflationary factors such as increases in the costs of our products and overhead costs that may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses, if the selling prices of our products do not increase with these increased costs.

Item 8. Financial Statements and Supplementary Data.
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Executive Officers
Jeremy Andrus	50	Chief Executive Officer, Chairman of the Board and Director
Dominic Blosil	40	Chief Financial Officer
Jim Hardy	62	Chief Supply Chain Officer
Non-Employee Directors
Raul Alvarez	66	Lead Independent Director
Wendy A. Beck	57	Director
Martin Eltrich	49	Director
James Ho	44	Director
Daniel James	57	Director
Elizabeth C. Lempres	61	Director
James Manges	45	Director
Wayne Marino	61	Director
Harjit Shoan	47	Director
Executive Officers
Jeremy Andrus has served as our Chief Executive Officer and a member of our board of directors since January 2014 and as the chairman of our board of directors since July 2021. Prior to joining us, Mr. Andrus served as the President and Chief Executive Officer of Skullcandy, Inc. Mr. Andrus received a B.S. in International Relations from Brigham Young University and an M.B.A. from Harvard Business School. We believe Mr. Andrus is qualified to serve on our board of directors because of his perspective and experience as our Chief Executive Officer and his extensive experience in corporate strategy, brand leadership, general management processes, and operational leadership.
Dominic Blosil has served as our Chief Financial Officer since January 2018. Prior to that, Mr. Blosil served as our Vice President of Strategy and Finance from February 2014 to December 2017. From November 2010 to January 2014, Mr. Blosil served as Director of Strategy and Finance at Skullcandy, Inc. Mr. Blosil received a B.S. in Business Management, Finance from Brigham Young University.
Jim Hardy has served as our Chief Supply Chain Officer since March 2021. Mr. Hardy has over 35 years of supply chain experience, most recently serving as Chief Operating Officer of Fanatics, Inc. from November 2017 to December 2019 and as Executive Vice President Global Operations of Under Armour, Inc. from March 2012 to March 2017. Mr. Hardy has also served on the board of directors of several private companies. Mr. Hardy received a B.S. in Industrial Engineering from the University of Florida.
Non-Employee Directors
Raul Alvarez has served as a member of our board of directors since May 2018 and as our lead independent director since July 2021. Mr. Alvarez is an Operating Partner of Advent International Corporation, a position he has held since July 2017. Mr. Alvarez has served on the board of directors of Eli Lilly and Company since 2009 and of Lowe’s Companies, Inc. since 2010, and he has served on the board of directors of First Watch Restaurant Group, Inc. since August 2017 and as its chairman since December 2019. Mr. Alvarez also serves on the board of directors of several private companies. Mr. Alvarez previously served on the board of directors of Dunkin’ Brands Group, Inc., McDonalds Corporation, KeyCorp, Skylark Co., Ltd, and Realogy Holdings Corp. Mr. Alvarez received a B.B.A. in Accounting from the University of Miami. We believe Mr. Alvarez is qualified to serve on our board of directors because of his extensive leadership experience, strong business acumen and public company board experience.

Wendy A. Beck has served as a member of our board of directors since July 2021. Ms. Beck most recently served as Executive Vice President and Chief Financial Officer for Norwegian Cruise Line Holdings, Inc. from 2010 until March 2018. Prior to that, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza Inc. from 2008 to 2010, as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from 2004 through 2008 and as their Vice President and Chief Accounting Officer from 2001 through 2004, and as Vice President, Chief Financial Officer and Treasurer of Checkers Drive-In Restaurants, Inc. from 2000 through 2001 and previously served in other financial positions since 1993. Ms. Beck joined the board of directors of Academy Sports and Outdoors, Inc., or ASO, in December 2020 and serves on the audit committee and as chair of the nominating and corporate governance committee of ASO. She has also served on the board of directors and the compensation committee of Bloomin’ Brands, Inc. since February 2018, and she previously served on the board of directors and chaired the audit committee of At Home Group Inc. from September 2014 to July 2021. Ms. Beck received her B.S. in Accounting from the University of South Florida and has been a Certified Public Accountant since 1992. We believe Ms. Beck is qualified to serve on our board of directors because of her executive leadership and her extensive financial and public company executive and board experience.
Martin Eltrich has served as a member of our board of directors since September 2017. Mr. Eltrich is a Partner with AEA Investors, which he joined in June 2001, and leads its consumer/retail investment practice. Mr. Eltrich served on the board of directors of At Home Group Inc. from October 2011 to October 2020. He currently serves on the board of directors of several private companies, including Jack’s Family Restaurants, Melissa & Doug, and ThreeSixty. Mr. Eltrich received a Bachelor of Science in Economics from the University of Pennsylvania. We believe Mr. Eltrich is qualified to serve on our board of directors because of his extensive knowledge and understanding of our business, corporate finance, strategic planning, and investments.
James Ho has served as a member of our board of directors since September 2017. Mr. Ho is a Partner at AEA Investors, which he joined in August 2001, and focuses on AEA’s investments in the consumer and services sectors. Currently, Mr. Ho serves on the board of directors of several private companies, including Melissa & Doug, and ThreeSixty. Mr. Ho received a B.A. in Economics and MMSS from Northwestern University. We believe Mr. Ho is qualified to serve on our board of directors because of his extensive knowledge and understanding of our business, consumer businesses, corporate strategy, corporate finance, and governance.
Daniel James has served as a member of our board of directors since 2014. Mr. James is a Managing Partner and President of Trilantic North America, which he joined in 2009. Currently, Mr. James serves on the board of directors of several private companies, including Ortholite and Sunrise Strategic Partners. Mr. James received a B.A. in Chemistry from the College of the Holy Cross. We believe Mr. James is qualified to serve on our board of directors because of his knowledge of our business and his extensive experience in corporate finance and investing.
Elizabeth C. Lempres has served as a member of our board of directors since July 2021. Most recently, Ms. Lempres served as Senior Partner at McKinsey & Company, a management consulting firm, until her retirement in August 2017. Ms. Lempres has served on the board of directors of General Mills, Inc. since June 2019, Great-West Lifeco. Inc. since May 2018 and Axalta Coating Systems Ltd. since April 2017. Ms. Lempres also serves on the board of directors of several private companies. Ms. Lempres received an A.B. from Dartmouth College, a B.S. from Dartmouth College Thayer School of Engineering and an M.B.A. from Harvard Business School. We believe Ms. Lempres is qualified to serve on our board of directors because of her extensive leadership experience, strong business acumen and public company board experience.
James Manges has served as a member of our board of directors since 2013. Mr. Manges is a Partner and Head of Consumer at Trilantic North America, which he joined in 2009. Currently, Mr. Manges serves on the board of directors of several private companies, including Gorilla Commerce, Ortholite, Orva, Rarebreed Veterinary Partners, Taymax, and Sunrise Strategic Partners. Mr. Manges received a B.A. from Yale University and an M.B.A. from Columbia Business School. We believe Mr. Manges is qualified to serve on our board of directors because of his extensive knowledge of consumer businesses and his experience in corporate finance and investing.
Wayne Marino has served as a member of our board of directors since July 2014. Mr. Marino currently serves on the board of directors of several private companies. Mr. Marino previously served as Chief Financial Officer and Chief Operating Officer of Under Armour, Inc. from 2004 to 2012. Mr. Marino received a B.B.A. in Accounting from Iona College. We believe Mr. Marino is qualified to serve on our board of directors because of his extensive leadership experience, financial knowledge, and executive experience with public companies.
Harjit Shoan has served as a member of our board of directors since September 2017. Mr. Shoan is a Managing Director at OTPP, which he joined in June 2014. Currently, Mr. Shoan serves on the board of directors of several private companies, including Arterra Wines Canada and Koru. Mr. Shoan received a B.B.A. from Wilfrid Laurier University and an M.B.A. from the University of Oxford. Mr. Shoan is a CFA charterholder. We believe Mr. Shoan is qualified to serve on our board of directors because of his extensive experience in investing and corporate finance and his knowledge of consumer retail businesses.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our investor relations website under the Governance tab, available at investors.traeger.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	12,208,496 (2)	—	1,897,254 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	12,208,496	—	1,897,254
(1) Consists of the 2021 Plan.
(2) Consists of 12,208,496 outstanding RSUs under the 2021 Plan.
(3) The number of shares of our common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors.
The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-32 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
4.1	Form of Certificate of Common Stock	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement	8-K	08/03/21	10.2
4.3	Management Stockholders Agreement	8-K	08/03/21	10.3
4.4	Registration Rights Agreement	8-K	08/03/21	10.1
4.5	Description of Securities				*
10.1†	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2†	Traeger, Inc. 2021 Incentive Award Plan				*
10.3†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4†	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.5†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7†	Traeger, Inc. Deferred Compensation Plan	S-1/A	07/21/21	10.13

10.8†	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.9†	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.10†	Traeger, Inc. Non-Employee Director Compensation Program	S-1/A	07/21/21	10.3
10.11†	Amended and Restated Employment Agreement, by and between Jeremy Andrus and Traeger Pellet Grills LLC, dated September 25, 2017.	S-1	07/06/21	10.4
10.12†	Letter Agreement, by and between Jeremy Andrus and Traeger, Inc., dated August 2, 2021.	10-Q	9/10/21	10.11
10.13†	Offer of Employment Letter, by and between Dominic Blosil and Traeger Pellet Grills LLC, dated January 28, 2014.	S-1	07/06/21	10.5
10.14†	Offer of Employment Letter, by and between Jim Hardy and Traeger Pellet Grills LLC, dated February 25, 2021.				*
10.15	First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.14
10.16	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 18, 2021.	10-Q	9/10/21	10.10
10.17	Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.16
10.18	Amendment No. 1 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.17
10.19	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.				*
10.20	Purchase and Contribution Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.18
10.21	Current Office Lease dated January 23, 2015, as amended April 1, 2015, February 8, 2016, November 22, 2016, December 4, 2017, and August 28, 2018.	S-1	07/06/21	10.19
10.22	Sublease, dated as of October 29, 2021, by and between Traeger Pellet Grills LLC and Verkada, Inc.	8-K	01/19/21	10.1
10.23^	Planned Office Lease, dated November 4, 2020, as amended February 8, 2021.				*
10.24^	Second Amendment to Planned Office Lease, dated September 1, 2021.				*

21.1	List of Subsidiaries	*
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.
** Furnished herewith.
† Indicates management contract or compensatory plan.
^ Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAEGER, INC.

Date: March 28, 2022	By:	/s/ Jeremy Andrus
Jeremy Andrus
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Andrus	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 28, 2022
Jeremy Andrus

/s/ Dominic Blosil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022
Dominic Blosil

/s/ Raul Alvarez	Director	March 28, 2022
Raul Alvarez

/s/ Wendy A. Beck	Director	March 28, 2022
Wendy A. Beck

/s/ Martin Eltrich	Director	March 28, 2022
Martin Eltrich

/s/ James Ho	Director	March 28, 2022
James Ho

/s/ Daniel James	Director	March 28, 2022
Daniel James

/s/ Elizabeth C. Lempres	Director	March 28, 2022
Elizabeth C. Lempres

/s/ James Manges	Director	March 28, 2022
James Manges

/s/ Wayne Marino	Director	March 28, 2022
Wayne Marino

/s/ Harjit Shoan	Director	March 28, 2022
Harjit Shoan

TRAEGER, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Traeger, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Traeger, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in member’s and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Salt Lake City, Utah
March 28, 2022

TRAEGER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit, share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$16,740	$11,556
Accounts receivable, net	92,927	64,840
Inventories	145,038	68,835
Prepaid expenses and other current assets	15,036	13,776
Total current assets	269,741	159,007
Property, plant, and equipment, net	55,477	32,404
Goodwill	297,047	256,838
Intangible assets, net	555,151	539,841
Other long-term assets	3,608	1,491
Total assets	$1,181,024	$989,581

LIABILITIES, MEMBER'S, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$42,694	$21,673
Accrued expenses	69,773	54,697
Line of credit	41,138	—
Current portion of notes payable	—	3,407
Current portion of capital leases	420	296
Current portion of contingent consideration	12,200	—
Total current liabilities	166,225	80,073
Notes payable	379,395	433,605
Capital leases, net of current portion	677	536
Contingent consideration, net of current portion	13,100	—
Deferred tax liability	11,673	—
Other long-term liabilities	434	327
Total liabilities	571,504	514,541
Commitments and contingencies (see Note 14)
Member's and stockholders' equity
0 and 108,724,422 member’s capital common units authorized, issued, and outstanding as of December 31, 2021 and 2020	—	—
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued shares - 117,547,916 and 0 as of December 31, 2021 and 2020
Outstanding shares - 117,547,916 and 0 as of December 31, 2021 and 2020	12	—
Member’s capital	—	571,038
Additional paid-in capital	794,413	—
Accumulated deficit	(184,819)	(95,998)
Accumulated other comprehensive loss	(86)	—
Total member's and stockholders' equity	609,520	475,040
Total liabilities, member's, and stockholders' equity	$1,181,024	$989,581
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year-ended December 31,
	2021	2020	2019
Revenue	$785,545	$545,772	$363,319
Cost of revenue	481,834	310,408	207,539
Gross profit	303,711	235,364	155,780
Operating expense:
Sales and marketing	165,180	93,690	66,921
General and administrative	158,555	50,243	45,304
Amortization of intangible assets	34,379	32,533	33,100
Change in fair value of contingent consideration	3,800	—	—
Total operating expense	361,914	176,466	145,325
Income (loss) from operations	(58,203)	58,898	10,455
Other income (expense):
Interest expense	(26,646)	(34,073)	(39,462)
Loss on extinguishment of debt	(5,185)	—	—
Other income (expense)	2,702	7,526	(462)
Total other expense	(29,129)	(26,547)	(39,924)
Income (loss) before provision for income taxes	(87,332)	32,351	(29,469)
Provision for income taxes	1,489	749	124
Net income (loss)	$(88,821)	$31,602	$(29,593)
Net income (loss) per share, basic and diluted	$(0.79)	$0.29	$(0.27)
Weighted-average common shares outstanding, basic and diluted	112,374,669	108,724,387	108,724,387
Other comprehensive loss:
Foreign currency translation adjustments	$(86)	$—	$—
Total other comprehensive loss	(86)	—	—
Comprehensive income (loss)	$(88,907)	$31,602	$(29,593)
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S AND SHAREHOLDERS' EQUITY
(in thousands, except unit, share, and per share amounts)

	Common Units		Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Member’s and Stockholders' Equity
	Units	No Par Value	Shares	Amount	Member's Capital		Accumulated Deficit
Balance at January 1, 2019	108,724,422	$—	—	$—	$556,206	$—	$(98,413)	$—	$457,793
Cumulative adjustment for adoption of ASC 606	—	—	—	—	—	—	406	—	406
Distributions	—	—	—	—	(80)	—	—	—	(80)
Equity-based compensation	—	—	—	—	2,352	—	—	—	2,352
Net loss	—	—	—	—	—	—	(29,593)	—	(29,593)
Balance at December 31, 2019	108,724,422	$—	—	$—	$558,478	$—	$(127,600)	$—	$430,878
Distributions	—	—	—	—	(250)	—	—	—	(250)
Equity-based compensation	—	—	—	—	12,810	—	—	—	12,810
Net income	—	—	—	—	—	—	31,602	—	31,602
Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(95,998)	$—	$475,040
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(571,038)	571,027	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,274	—	—	142,275
Equity-based compensation	—	—	—	—	—	81,112	—	—	81,112
Net loss	—	—	—	—	—	—	(88,821)	—	(88,821)
Other comprehensive loss	—	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(184,819)	$(86)	$609,520
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(88,821)	$31,602	$(29,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	9,150	7,762	6,057
Amortization of intangible assets	38,350	33,206	33,100
Amortization of deferred financing costs	2,523	2,762	2,640
Loss on disposal of property, plant, and equipment	274	186	618
Loss on extinguishment of debt	5,185	—	—
Equity-based compensation expense	81,112	12,810	2,352
Bad debt expense	468	—	206
Unrealized loss (gain) on derivative contracts	4,821	(6,087)	(581)
Change in fair value of contingent consideration	3,800	—	—
Change in operating assets and liabilities:
Accounts receivable	(26,365)	(30,170)	(8,494)
Inventories, net	(70,772)	(29,531)	(4,949)
Prepaid expenses and other current assets	(5,787)	(4,311)	(49)
Other long-term assets	(681)	—	—
Accounts payable and accrued expenses	19,182	28,351	17,052
Deferred rent	(866)	17	127
Net cash provided by (used in) operating activities	(28,427)	46,597	18,486
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(22,479)	(14,127)	(7,501)
Capitalization of patent costs	(563)	(511)	(503)
Proceeds from notes receivable	—	21	48
Business combination, net of cash acquired	(56,855)	(12,724)	(1,141)
Net cash used in investing activities	(79,897)	(27,341)	(8,997)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	118,000	57,000	34,500
Repayments on line of credit	(67,862)	(67,000)	(40,000)
Proceeds from long-term debt	510,000	—	—
Payment of deferred financing costs	(8,601)	(810)	—
Repayments of long-term debt	(579,921)	(3,407)	(3,407)
Principal payments on capital lease obligations	(382)	(310)	(273)
Distribution to members	—	(250)	(80)
Proceeds from initial public offering, net of issuance costs	142,274	—	—
Net cash provided by (used in) financing activities	113,508	(14,777)	(9,260)
Net increase in cash	5,184	4,479	229
Cash at beginning of period	11,556	7,077	6,848
CASH AT END OF PERIOD	$16,740	$11,556	$7,077
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)	Year-ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,444	$31,327	$36,791
Cash paid for income taxes	$1,654	$76	$124
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$645	$393	$350
Property, plant, and equipment included in accounts payable and accrued expenses	$8,586	$576	$318
Unpaid amount for acquisition of subsidiaries included in accrued expenses	$—	$2,414	$—
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, sauces and premium frozen meal kits, as well as grill accessories (including covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made by management that present the greatest amount of estimation uncertainty include business combination accounting for the fair value of assets acquired, liabilities assumed, and contingent consideration, customer credits and returns, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
Cash and Cash Equivalents – The Company considers cash on deposit and short-term investments with remaining maturities at acquisition of three months or less to be cash and cash equivalents.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable and foreign currency contracts. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers that accounted for a significant portion of net sales are as follows for the fiscal periods indicated:

	December 31,
	2021	2020	2019
Customer A	20%	20%	16%
Customer B	17%	18%	16%
Customer C	16%	16%	22%

As of December 31, 2021, customers A, B, and C accounted for a significant portion of trade accounts receivable of 45%, 13%, and 13%, compared to 18%, 21%, and 19% as of December 31, 2020. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the years ended December 31, 2021, 2020 and 2019. Additionally, no other single customer accounted for greater than 10% of the Company's trade accounts receivable as of December 31, 2021 and 2020.
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
Accounts Receivable, Net – The Company reports its accounts receivable based on the amount that is expected to be collected from its sales to customers. The accounts receivable balance is comprised of the amounts invoiced to customers and reduced by an allowance for doubtful accounts, accrued sales discounts and a credit reserve for sales returns and allowances. The Company performs on-going credit evaluations of its customers and in certain instances may deploy third-party collection efforts. Generally, the Company does not require collateral in its transactions with customers. The Company determines its allowance for doubtful accounts and credit reserve for sales returns and allowances based on management’s evaluation of the accounts receivable aging, past credit and collection history, and product returns and discounts history. Adjustments to the allowance for doubtful accounts for amounts related to known credit events that would affect a customer’s ability to pay are charged to bad debt expense, otherwise any adjustment is recorded as a reduction to net sales. Interest is not accrued on outstanding accounts receivable balances.
Inventories – Inventories consist of finished goods, work-in-process and raw materials. Inventories are stated at the lower of cost or net realizable value, with cost for raw materials and finished goods stated as an approximate cost determined on the first-in first-out basis. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Assessments to value the inventory at the lower of the average cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
Derivative Instruments – The Company uses derivative contracts (foreign exchange option contracts) for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Chinese Renminbi. The Company accounts for these contracts in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized at fair value in the consolidated balance sheets, and that corresponding gains and losses are recognized in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company does not apply hedge accounting to these instruments.
Property, Plant, and Equipment – Property, plant, and equipment is stated at cost less accumulated depreciation and amortization. Additions and betterments to property, plant, and equipment that improve economic performance, extend the useful life, or improve the quality of units or services produced of the component asset are capitalized.

The Company does not depreciate amounts recorded for land. Depreciation and amortization on individual components of property is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	15
Machinery and equipment	5-20
Leasehold improvements	Shorter of useful lives or lease term
Office equipment and fixtures	2-10
Vehicles	2-10
Computer hardware and software	3-5
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are derecognized from the respective accounts, and any remaining carrying value is included in depreciation expense in the consolidated statements of operations if retired, or if sold, the resulting gain or loss is recognized in other income in the consolidated statements of operations and comprehensive income (loss). The cost of maintenance and repairs are expensed as incurred.
The Company capitalizes costs for internal-use software incurred during the application development stage. Software costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalizes costs incurred for software purchases and certain costs related to website development. Capitalized costs related to internal-use software, software purchases and website development are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within property, plant, and equipment, net on the consolidated balance sheets.
In November 2020, the Company entered into a lease agreement to rent an office building consisting of approximately 85,771 square feet in Salt Lake City, UT, which is expected to become the new corporate headquarters. In accordance with Accounting Standards Codification 840 Leases, for build-to-suit lease arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, upon commencement of construction activities, the Company recorded a construction in progress asset and a corresponding financing liability. Once the construction is completed, if the lease meets certain “sale-leaseback” criteria, the asset and related financial obligation will be removed from the balance sheet and the building lease will be treated as an operating lease. If upon completion of construction, the project does not meet the “sale-leaseback” criteria, the leased property will be treated as a capital lease and included in building and building improvements.
For accounting purposes only, the Company is deemed to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized $4.3 million as a build-to-suit asset recognized in property within property and equipment, net, and a corresponding build-to-suit lease obligation for the same amount recognized in accrued expense in the consolidated balance sheets. Refer to Note 14 – Commitments and Contingencies for the lease agreement terms.
Deferred Financing Costs – Costs incurred in connection with long-term debt financing are deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the related financing. Costs incurred in connection with the refinancing to the delayed draw, revolving credit facility and the amendments to the Receivables Financing Agreement are capitalized and recorded as other assets on the consolidated balance sheets. These costs are being amortized to interest expense on a straight-line basis over the term of each respective credit facility.
Deferred Rent – Deferred rent expense represents the difference between rent paid and the amounts expensed for operating leases as well as certain tenant improvement allowances and incentives provided by landlords. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company includes these changes in the calculation of recognized rent expense on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made.
Intangible Assets – Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is currently amortizing acquired intangible assets, including customer relationships, distributor relationships, non-compete arrangements, business trademarks and technology, over periods ranging between 2.5 years and 25 years. Amortization related acquired patent technology and capitalized patent costs are recorded as a component of cost of revenue and amortization related to acquired business trademarks, customer relationships, distributor relationships, and non-compete arrangements are recorded in amortization of intangible assets in the consolidated statement of operations and comprehensive income (loss).
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantively all of the Company’s goodwill was recognized in the purchase price allocation when the Company was acquired in 2017, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is subject to an annual impairment test. In conducting its annual impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If factors indicate that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative assessment, analyzing the expected present value of future cash flows to quantify the amount of impairment, if any.
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. For the annual impairment tests conducted in the fourth quarters of 2021 and 2020, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed. Therefore, no impairment of goodwill was recorded for the years ended December 31, 2021 and 2020, respectively.
Impairment of Assets – Long-lived assets, including property, plant, and equipment and finite-lived intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset or asset group. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company concluded there were no indicators of impairment identified at December 31, 2021 and 2020.
Fair Value of Financial Instruments – The Company estimates the fair value of its financial assets and liabilities, except for foreign currency option contracts and contingent consideration obligations, based upon existing interest rates related to such assets and liabilities compared to the current market rates of interest for instruments of similar nature and degree of risk. The carrying value reflected in the consolidated balance sheets for such financial assets and liabilities, (such as receivables, payables, and contingent liabilities) approximates fair value.
Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, obligations under capital leases, and customer deposits are recorded at cost, which approximates fair value due to the current nature of these items. The fair values of the notes payable are determined using recent trades between private parties which are not observable inputs. The fair values of the foreign currency option contracts are estimated based on quoted market prices and the fair values of the contingent consideration obligations are estimated based on probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement.
Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels in the fair value hierarchy, which evaluates the inputs used in measuring fair value. Refer to Note 9 – Fair Value Measurements for definitions of the fair value hierarchy.
Contingent Consideration – The purchase consideration associated with the acquisition of Apption Labs Limited (together with its subsidiaries, "Apption Labs") includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022. The fair value of contingent consideration obligation is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The Company includes the fair value of this contingent obligation in current and long-term contingent consideration in the consolidated balance sheets.
At each reporting period, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in the consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
Revenue Recognition and Sales Returns and Allowances – On January 1, 2019, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent related amendments to the ASU (collectively “ASC 606”) using the modified retrospective method applied to contracts that were not completed as of January 1, 2020. Under the modified retrospective method, the company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the opening balance of accumulated deficit.
The Company recognizes revenue at the amount to which it expects to be entitled when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied. The performance obligation for most of the Company’s sales transactions is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions.
Shipping charges billed to customers are included in net sales and related shipping costs are included in cost of sales. The company has elected to account for shipping and handling activities performed after control has been transferred to the customer as a fulfillment cost.
The Company enters into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract or satisfaction of the performance obligation. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.
The Company has certain contractual programs and practices with customers that can give rise to elements of variable consideration such as customer cooperative advertising and volume incentive rebates. The company estimates the variable consideration using the most likely amount method based on sales and contractual rates with each customer and records the estimated amount of credits for these programs as a reduction to net sales.
The Company has entered into contracts with some customers that allow for credits to be claimed for certain matters of operational compliance or for returns to the retail customer from end consumers. Credits that will be issued associated with these items are estimated using the expected value method and are based on actual historical experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC Topic 460, Guarantees. See Warranty Costs below.
Cost of Revenue – Cost of revenue consists of product costs, including costs of components, costs of products from third-party contract manufacturers of grills, consumables, and accessories, direct and indirect manufacturing costs of wood pellet production, packaging, inbound freight and duties, warehousing and fulfillment, warranty costs, product quality testing and inspection costs, excess and obsolete inventory write-downs, cloud-hosting costs for connected devices, depreciation of tooling and manufacturing equipment, amortization of internal use software and patented technology, and certain employee related expenses.
Warranty Costs – The Company generally provides its customers with a three-year limited warranty on residential model pellet grills and a one-year warranty on accessories for defects in material and workmanship under normal use and maintenance. Warranty liabilities are recorded on the basis of grills and accessories sold and reflect management’s estimate of warranty related costs expected to be incurred during the respective unexpired warranty periods. Management’s estimates of warranty costs are based on historical as well as current product replacement and related delivery costs incurred and warranty policies.
Warranty claims expense is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive income (loss).
Sales and Marketing – Sales and marketing expenses consist primarily of the advertising and marketing of its products and personnel-related expenses, including salaries, benefits and equity-based compensation expense, as well as sales incentives and professional services. These costs are included in selling and marketing expenses within operating expenses in the consolidated statements of operations and comprehensive income (loss).
Advertising Costs – The Company incurs non-direct response advertising costs which are expensed as incurred. Advertising expense was $58.4 million and $30.3 million for the years ended December 31, 2021 and 2020, respectively, and is included in selling and marketing expense on the accompanying consolidated statements of operations and comprehensive income (loss).
General and Administrative – General and administrative expense consist primarily of personnel-related expenses, including salaries, benefits and equity based compensation and facilities for executive, finance, accounting, legal, human resources, and information technology functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance. These costs are included in general and administrative expenses within operating expenses in the consolidated statements of operations and comprehensive income (loss).
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and equity-based compensation expense, as well as professional services, prototype materials and software platform costs. Research and development expense was $18.8 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss).
Income Taxes – The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established on deferred tax assets if it is determined by management that it is more-likely-than-not that such deferred tax assets will not be realized.
Income and loss for tax purposes may differ from the financial statement amounts and may be allocated to the members on a different basis for tax purposes than for financial statement purposes.
The preparation of consolidated financial statements in conformity with ASC 740, Income Taxes, requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no uncertain tax positions that would require adjustment to the consolidated financial statements to comply with the provisions of the guidance. The Company has elected to record any interest and penalties related to uncertain tax positions within interest expense on the accompanying consolidated statements of operations. No interest and penalties related to uncertain tax positions were recorded for either the year-ended December 31, 2021 or 2020, respectively.
The Company has recorded research and development tax credits that are available for developing new or improved or innovative products, processes, software or inventions.
Equity-Based Compensation – The Company recorded equity-based compensation expense related to Class B incentive units awards issued by TGP Holdings LP consistent with the compensation expense associated with the holder of the incentive units. The units granted by TGP Holdings LP have been issued for services performed on behalf of the Company. Therefore, the expense associated with these awards is pushed down to the Company.

The incentive unit grants are measured for expensing purposes at the grant date based on the fair value of the award. The incentive unit grants consisted of time-based vesting units, ordinary performance vesting units, and extraordinary performance vesting units. In connection with the completion of the Company’s IPO, the Company recorded equity-based compensation as a result of the acceleration of vesting of all unvested and outstanding Class B Units.
In addition, the Company awards equity-based compensation to employees and directors under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), which is described in Note 17 – Equity Based Compensation. The Company measures compensation expense for time-based and performance-based restricted stock unit ("RSU") awards on a straight-line basis over the vesting schedule and on an accelerated attribution basis over the tranche's requisite service period, respectively. In addition, the Company recognizes forfeitures as they occur, however, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based RSU awards as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
Comprehensive Income (Loss) – The Company's comprehensive income (loss) is determined based on net income adjusted for gains and losses on foreign currency translation adjustments.

Foreign Currency – The Company has foreign subsidiaries for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local functional currencies. The functional currency of these foreign subsidiaries that either operate or support these operations are generally the same as the local currency. Results of operations for the Company’s consolidated foreign subsidiaries are remeasured from the local currency to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities are remeasured at the exchange rate in effect at the reporting date. Non-monetary assets and liabilities and equity accounts of consolidated foreign subsidiaries are carried at historical values. Resulting gains or losses from remeasuring foreign currency financial statements are recorded in other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss).
Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included in other income expense in the accompanying consolidated statements of operations and comprehensive income (loss). The Company recorded a net foreign exchange loss of $1.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.
Recently Issued Accounting Standards
As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and the FASB has also certain subsequent related ASUs that supplement and amend Topic 842. The guidance in Topic 842 replaces the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize right of use assets related to the leases and lease liabilities on the balance sheet. For leases with terms of 12 months or less, the lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022.
The Company has adopted this guidance effective January 1, 2022 and will present the impact of the new guidance in its annual statements as of December 31, 2022 and its interim statements thereafter. Management is currently in the process of evaluating its existing portfolio of operating leases for right of use assets and lease liabilities that would need be recognized upon implementation and the impact of this guidance on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments requiring entities to estimate an expected lifetime credit loss on financial assets. The guidance is effective for fiscal years and interim periods for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The guidance simplifies the accounting for impairment by eliminating the requirement to calculate the implied fair value of goodwill. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1.
The guidance is effective for annual impairment tests beginning after December 15, 2021; however early adoption is permitted. The Company elected to early adopt this guidance on January 1, 2020 with no significant impact to the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The guidance requires customers in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASU 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for annual periods beginning after December 15, 2020, and all interim periods beginning after December 15, 2021. The Company adopted this ASU effective January 1, 2021, using the prospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the fiscal periods indicated (in thousands):

	Year-ended December 31,
Revenue by product category	2021	2020	2019
Grills	$544,200	$391,047	$268,227
Consumables	136,216	120,247	72,118
Accessories	105,129	34,478	22,974
Total revenue	$785,545	$545,772	$363,319

	Year-ended December 31,
Revenue by geography	2021	2020	2019
North America	$737,402	$529,983	$354,660
Rest of world	48,143	15,789	8,659
Total revenue	$785,545	$545,772	$363,319

	Year-ended December 31,
Revenue by sales channel	2021	2020	2019
Retail	$689,437	$506,786	$330,245
Direct to consumer	96,108	38,986	33,074
Total revenue	$785,545	$545,772	$363,319
4 – BUSINESS COMBINATION
On July 1, 2021 (the "Acquisition Date"), pursuant to a share purchase agreement (the "Share Purchase Agreement"), the Company acquired all outstanding shares of Apption Labs, a technology company that specializes in the manufacture and design of innovative hardware and software related to small kitchen appliances, including the MEATER smart thermometer and related technology. The total purchase consideration was approximately $78.3 million, net of cash acquired, which is comprised of cash paid, contingent consideration, net working capital adjustments, and escrow consideration. The acquisition of Apption Labs will help facilitate the Company's entry into the adjacent accessories markets with a highly complementary product that the Company believes will bolster our existing portfolio, create efficiencies for consumers and expose the Company to new growth channels.
The purchase consideration includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022 as detailed in the Share Purchase Agreement. The acquisition date fair value of contingent consideration obligation of $21.5 million is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The range of the undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is between approximately $10 million and $40 million. The Company updated the contingent cash consideration payable range as the likelihood of achieving the performance targets improved based upon the fiscal year 2021 revenue results. See Note 9 – Fair Value Measurement for subsequent measurements of this contingent liability.
The Company recognized $1.8 million of acquisition-related costs that were expensed as incurred during the year-ended December 31, 2021. These costs are recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
The operating results of Apption Labs have been included in the Company's consolidated statements of operations and comprehensive income (loss) since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
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
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the date of the Apption Labs acquisition (in thousands):

Consideration Transferred	Fair Value
Cash paid, net of cash acquired	$36,957
Contingent consideration	21,500
Other closing consideration	19,890
Total purchase consideration, net of cash acquired	$78,347
Assets acquired
Accounts receivable, net	$2,190
Inventory, net	5,431
Prepaid and other current assets	293
Property and equipment	1,357
Intangible Assets	53,100
Goodwill	40,200
Total assets acquired	102,571
Liabilities assumed
Accounts payable and accrued liabilities	8,474
Deferred tax liability	12,646
Other current liabilities	344
Other non-current liabilities	2,760
Total liabilities assumed	24,224
Total net assets, net of cash acquired	$78,347
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
	$53,100
Identifiable intangible assets acquired include technology, trademarks, distributor relationship, and non-compete arrangements. The fair value of technology acquired in the acquisition was determined using the excess earnings model, the trademarks acquired was determined using a relief from royalty model, the distributor relationships acquired was determined using the distributor model, and the non-compete arrangements acquired were determined using the with and without model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, royalty rates, distributor attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). Amortization of technology is recorded in cost of revenue and amortization of trademarks, distributor relationships and non-compete arrangements are recorded in amortization of intangible assets in the consolidated statements of operations and comprehensive income (loss).
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivables, net consists of the following (in thousands):

	December 31,
	2021	2020
Trade accounts receivable	$108,620	$77,574
Allowance for doubtful accounts	(1,090)	(652)
Reserve for returns, discounts and allowances	(14,603)	(12,082)
Total accounts receivable, net	$92,927	$64,840
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$3,106	$1,161
Work in process	11,523	6,087
Finished goods	130,409	61,587
Inventories	$145,038	$68,835
Included within inventories are adjustments of $0.7 million and $0.8 million for the years-ended December 31, 2021 and 2020, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrual for inventories in-transit	$28,536	$27,012
Warranty accrual	8,326	6,728
Accrued compensation and bonus	7,025	6,179
Other	25,886	14,778
Accrued expenses	$69,773	$54,697
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	December 31,
	2021	2020	2019
Warranty accrual, beginning of period	$6,728	$4,798	$3,279
Warranty claims	(7,693)	(6,773)	(5,730)
Warranty costs accrued	9,291	8,703	7,249
Warranty accrual, end of period	$8,326	$6,728	$4,798
8 – DERIVATIVES
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
The Company had outstanding foreign currency contracts as of December 31, 2021 and 2020. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheets. Changes in the net fair value of contracts are recorded in other expense, net in the consolidated statements of operations.
The Company’s only derivative transactions were foreign currency contracts. Gross and net balances from foreign currency contract positions were as follows (in thousands):

	December 31,
	2021	2020
Gross Asset Fair Value	$1,439	$6,259
Gross Liability Fair Value	—	—
Net Asset Fair Value	$1,439	$6,259
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying consolidated statements of operations and comprehensive income (loss) as follows for the fiscal periods indicated (in thousands):

	December 31,
	2021	2020	2019
Realized gain (loss)	$8,199	$1,512	$(484)
Unrealized gain (loss)	(4,821)	6,087	581
Total gains	$3,378	$7,599	$97
9 – FAIR VALUE MEASUREMENTS
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
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2021	2020
Assets:
Derivative assets—foreign currency contracts (1)	2	$1,439	$6,259
Total assets		$1,439	$6,259

Liabilities:
Contingent consideration—earn out (2)	3	$25,300	$—
Total liabilities		$25,300	$—
(1)Included in prepaid expenses and other current assets in the consolidated balance sheets
(2)Included in current and long-term contingent consideration in the consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. For the years ended December 31, 2021 and 2020, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.

The fair value of the Company’s derivative assets through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2.
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated using a Monte Carlo model. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the performance targets and discount rates of 8.02% and 8.27% for each respective earn out period, consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in our accompanying consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The following table presents the fair value contingent consideration (in thousands):

Balance at December 31, 2020	$—
Fair value of contingent consideration recognized at Acquisition Date	21,500
Payments of contingent consideration	—
Adjustments to fair value of contingent consideration	3,800
Balance at December 31, 2021	$25,300
The following financial instruments are recorded at their carrying amount (in thousands):

	As of December 31, 2021		As of December 31, 2020
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien (1)	$388,195	$386,139	$—	$—
Debt—First Lien and Second Lien (2)	—	—	446,355	439,253
Total liabilities	$388,195	$386,139	$446,355	$439,253
(1)Included in notes payable in the consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy
(2)The First Lien and Second Lien were refinanced and repaid on June 29, 2021
10 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land and buildings	$1,472	$1,472
Machinery and equipment	19,227	15,433
Leasehold improvements	7,891	6,050
Office equipment and fixtures	9,400	7,592
Vehicles	2,876	1,889
Computer software and hardware	13,473	9,295
	54,339	41,731
Plus construction in progress	27,359	8,205
Less accumulated depreciation	(26,221)	(17,532)
Property, plant, and equipment, net	$55,477	$32,404

The Company leases fleet vehicles, forklifts, and office equipment that are accounted for as capital leases and are included in property, plant, and equipment and accumulated depreciation. The total carrying amount of capital leases was $1.1 million and $0.8 million as of December 31, 2021 and 2020, respectively.
Depreciation expense related to property, plant, and equipment recorded in cost of sales was $4.0 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense related to property, plant, and equipment recorded in general and administrative expense was $5.2 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively.
11 – GOODWILL AND INTANGIBLES
Goodwill was $297.0 million and $256.8 million as of December 31, 2021 and 2020, respectively. The amount of goodwill is primarily attributable to the allocation of the purchase price from the Transaction on September 25, 2017. Incremental additions to goodwill arising from recent business combinations are disclosed in Note 4 – Business Combination.
Intangible assets consisted of the following at the dates indicated below (amounts in thousands):

	December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(94,251)	$284,143
Trademark	24	281,700	(45,941)	235,759
Technology	5	36,300	(5,668)	30,632
Distributor relationships	8	2,400	(150)	2,250
Non-compete arrangements	2.5	700	(140)	560
Favorable lease position	8	51	(29)	22
Other intangible assets	11	2,089	(304)	1,785
Total		$701,634	$(146,483)	$555,151

	December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(71,645)	$306,748
Trademark	25	264,000	(34,496)	229,504
Technology	7	4,000	(1,867)	2,133
Favorable lease position	8	51	(22)	29
Other intangible assets	12	1,635	(209)	1,427
Total		$648,080	$(108,239)	$539,841
The preponderance of the customer relationships and trademark were pushed down from the purchase accounting in the Transaction in 2017 disclosed in Note 1 – Description of Business and Basis of Presentation.
Estimated annual amortization expense for the next five years and thereafter for the years ending December 31, (in thousands):

2022	$42,705
2023	42,694
2024	42,251
2025	41,795
2026	38,549
Thereafter	346,496
$554,490

Amortization expense related to intangible assets recorded in cost of sales was $4.0 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense related to intangible assets recorded in amortization of intangible assets was $34.4 million and $32.5 million for the years ended December 31, 2021 and 2020, respectively.
12 – NOTES PAYABLE
Notes payable refers to the corporate level debt facilities that were refinanced on June 29, 2021. The Company’s corporate debt is incurred and guaranteed by certain of its operating subsidiaries, but it is not guaranteed by the Company or any parent entities above the borrower and guarantors in the ownership structure.
The Company’s corporate level consolidated outstanding debt is as follows (in thousands except for rates):

	December 31,		Interest rate as of December 31, 2021
	2021	2020
First lien credit agreements:
New first lien term loan facility, matures June 2028	$379,195	$—	4.0%
First lien term loans, matures September 2025	—	331,355	—%
New revolving credit facility, matures June 2026	9,000	—	3.5%
Total first lien notes payable	388,195	331,355
Second lien credit agreement:
Second lien term loan, matures September 2026	—	115,000	—%
Total notes payable	388,195	446,355
Less: unamortized deferred financing costs	(8,800)	(9,343)
Less: current maturities	—	(3,407)
Notes payable, net of current portion	$379,395	$433,605
New First Lien Credit Agreement
On June 29, 2021 the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "New First Lien Credit Agreement"). The New First Lien Credit Agreement provides for (i) a $560.0 million senior secured term loan facility (the "New First Lien Term Loan Facility"), which includes a $50.0 million delayed draw term loan and (ii) a $125.0 million revolving credit facility (the "New Revolving Credit Facility" and, together with the New First Lien Term Loan Facility, the "New Credit Facilities").
The New First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the New First Lien Credit Agreement) for the relevant interest period. The New First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the New First Lien Credit Agreement).
Loans under the New Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The New Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the New Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The New Revolving Credit Facility expires on June 29, 2026, and no principal payments are due before such date.
The Company performed an analysis on a creditor-by-creditor basis for debt modifications and extinguishments to determine if repurchased debt was substantially different than debt issued to determine the appropriate accounting treatment of associated issuance costs. In connection with the refinancing, the Company recorded a $2.0 million loss from early extinguishment of debt in the accompanying consolidated statements of operations and comprehensive income (loss).
In connection with the New First Lien Credit Agreement, the Company paid financing costs totaling $8.4 million, of which $6.7 million related to the New First Lien Term Loan Facility and $1.7 million related to the New Revolving Credit Facility. The total financing costs included an original issue discount of $2.8 million. Costs incurred in connection with New First Lien Term Loan Facility were deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the loan. Costs incurred in connection with the delayed draw term loan and the New Revolving Credit Facility were deferred and recorded as other assets. These costs are being amortized to interest expense on a straight-line basis over the term of respective credit facility.
On August 11, 2021 the Company utilized net proceeds received in connection with the IPO and made a voluntary prepayment of $130.8 million of its outstanding principle under the New First Lien Term Loan. In connection with the voluntary prepayment, the Company expensed $3.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive income (loss).
Except as noted below, the New Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantially consisting of the Company's accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the New Credit Facilities. There are no guarantees from parent entities above Traeger, Inc.
The New First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the New First Lien Credit Agreement) not to exceed 6.20 to 1.00. The Company was in compliance with the covenants under the New Credit Facilities as of December 31, 2021.
Future maturities of the notes payable are as follows as of December 31, (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	9,000
Thereafter	379,195
$388,195
13 – RECEIVABLES FINANCING AGREEMENT
On November 2, 2020, the Company entered into a receivables financing agreement (the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, the Company participates in a trade receivables securitization program administered on its behalf by MUFG Bank Ltd. ("MUFG") Through this arrangement, the Company has secured short-term capital requirements financing using outstanding accounts receivable balances as collateral, which have been contributed by the Company to a wholly owned subsidiary, Traeger SPE LLC. As a special purpose entity (the “SPE”), Traeger SPE LLC has been structured so that its assets (substantively the accounts receivable contributed by the Company to the SPE) are outside the reach of other creditors, including the lenders under the Company's New First Lien Credit Agreement. While the Company provides services to the SPE through continuing involvement in the aspects of collection and cash application of the receivables, the receivables are owned by the SPE once contributed to it by the Company. The Company is the primary beneficiary and holds all equity interests of the SPE, thus the Company consolidates the SPE without any significant judgments.
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement (the "Amended Receivables Financing Agreement") and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to the Company on a regular basis. The Company is required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024.
The Company was not in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2021 due to aged accounts receivable that resulted from a new payment program implemented by one of the Company's large customers. Such non-compliance did not result in the acceleration or increase of a direct financial obligation or an obligation under an off-balance sheet arrangement. The Company obtained a waiver for the breach of compliance to the covenants for December 31, 2021 and amended the covenants under the Receivables Financing Agreement with MUFG for the month of January 2022. By February 1, 2022, the Company had collected the majority of the aged accounts receivable balance and was in compliance with the covenants under the Receivables Financing Agreement. As of December 31, 2021, the Company has drawn down on its accounts receivable facility in the amount of $41.1 million for general corporate and working capital purposes.
14 – COMMITMENTS AND CONTINGENCIES
Leases
The Company leases various real property and equipment under operating lease agreements with various expiration dates through July 2037.
Several of the real property leases include escalations and options to extend, ranging from one to five additional years. Rental expense is reflected in general and administrative expense and selling and marketing expense. Total rent expense for the years ended December 31, 2021 and 2020 was $3.6 million and $2.9 million, respectively.
The Company leases fleet vehicles, and office equipment that are accounted for as capital leases and are included in property, plant, and equipment. Furthermore, capitalized lease amortization is included with property, plant, and equipment depreciation.
Future minimum rental payments under non-cancelable leases are as follows as of December 31, (in thousands):

	Operating Leases	Capital Leases
2022	$7,225	$474
2023	5,541	340
2024	4,505	229
2025	4,120	156
2026	3,117	—
Thereafter	33,256	—
Total minimum lease payments	$57,765	$1,199
Less: amount representing interest		(117)
Net minimum lease payments		$1,081
In November 2020, the Company entered into a lease agreement to rent an office building consisting of approximately 85,771 square feet in Salt Lake City, UT, which is expected to become the new corporate headquarters. The Company expects to move into the building in late 2022 or early 2023. The term of the lease continues for 16 years and 6 months following the commencement date. The landlord has granted 100% rent abatement for the first 6 months following commencement date and 50% abatement on rent for the 7-18 months following commencement date. The Company will then pay scheduled basic annual rent in monthly installments afterwards. The minimum payments associated with this lease are included in the table above.
Unconditional purchase commitments
The Company has unconditional purchase commitments for cloud-hosting costs, software licenses, and other professional fees. Future minimum payments under these unconditional purchase commitments are as follows as of December 31, (in thousands):

2022	$3,972
2023	2,784
2024	366
2025	—
2026	—
Thereafter	—
Total future minimum payments	$7,122
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
15 – RETIREMENT PLAN
The Company maintains a defined contribution retirement plan (“401(k) plan”) for all full-time employees in the United States. This 401(k) plan allows employees to contribute a portion of their eligible compensation up to the certain maximum dollar limits set by the Internal Revenue Service. The Company made matching contributions to the 401(k) plan of $1.6 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The expenses are recorded consistent with the payroll expense associated to each individual employee to whom the matching contributions pertains.
16 – CAPITAL STOCK
On August 2, 2021, the Company completed an IPO in which the Company issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses totaling $20.3 million, of which the Company recorded $3.7 million in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares).
Immediately prior to the completion of the IPO, the Company converted to a Delaware corporation, from a limited liability company. The Company’s certificate of incorporation provides for one class of common stock and authorizes shares of undesignated preferred stock, the rights, preferences and privileges of which may be designated from time to time by the board of directors. The Company is authorized to issue up to 1,000,000,000 authorized shares of common stock with a par value of $0.0001 per share and 25,000,000 shares of preferred stock with a par value of $0.0001 per share. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, do not have cumulative voting rights and are entitled to receive proportionately any dividends as may be declared by our board of directors, subject to any preferential dividend rights of any series of preferred stock that we may designate and issue in the future. The Company’s common stock is traded on the New York Stock Exchange under the symbol “COOK.”
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
At December 31, 2021, the amount of issued and outstanding common stock was 117,547,916. The Company has not issued any shares of preferred stock.
17 – EQUITY-BASED COMPENSATION
Incentive Units
On September 25, 2017, AEA Investors LP, TCP Traeger Holdings SPV LLC, Ontario Limited, and other management and limited partners purchased a 100% equity stake (the “Transaction”) in Traeger Pellet Grills Holdings LLC through a merger agreement in which TGP Holdings LP was formed. In connection with the Transaction, TGP Holdings LP established a management incentive equity pool, authorizing a maximum of 99,389 total units, or 15% of the total authorized units, for purposes of issuing compensatory awards to employees and certain directors of the Company, and its subsidiaries. Pursuant to the Amended and Restated Limited Partnership Agreement of TGP Holdings LP, dated as of September 25, 2017, eligible management employees and directors were granted a certain number of Class B Units of TGP Holdings LP which were intended to be treated as profit interests for tax purposes. The participation threshold of the Class B Units was historically established for each grant based on the fair market value of TGP Holdings LP membership units at the date of the grant.
The Class B unit grants are measured at the grant date based on the fair value of the awards. The estimated grant date fair values of the incentive units granted during 2021 and 2020, were derived using option pricing models.
The range of assumptions used in estimating the grant date fair value of the units awarded were as follows:

	For the year-ended December 31,
	2021	2020
Volatility	65.0%	50.3% - 69.0%
Risk-free rate	0.4%	0.2% - 0.7%
Dividend yield	None	None
Marketability discount	7.1%	18.6% - 23.9%
Expected term	3	3
The expected volatility has been estimated based on the volatilities using a weighted peer group of companies that are deemed to be similar to the Company. The risk-free rate has been determined on yields for U.S. Treasury securities for a period approximating the expected term. The dividend yield is zero as the Company has never declared or paid cash dividends and has no current plans to do so in the foreseeable future. The Finnerty model and the Asian Protective Put Model methods were used to estimate the discount for lack of marketability inherent to the awards. For the expected term, due to a lack of historical information, the estimate is developed based on the investment time horizon expectation of the investors.
On July 12, 2021, the board of directors of TGP Holdings GP Corp, a Delaware corporation and the then-general partner of TGP Holdings LP, approved the acceleration of vesting of all unvested and outstanding Class B Units, subject to the successful completion of the Company's IPO. The approval for the acceleration of vesting was determined to be a modification. As a result, the Company evaluated each of the modified awards to determine the necessary accounting. At the time of the IPO, awards where vesting was probable prior to and after the modification, resulted in an acceleration of the remaining expense based on the original grant date fair value and awards where vesting was not probable, resulted in recognition of the fair value of the modified awards as of the modification date.
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
The following table summarizes the Class B unit activity for the years ended December 31, 2021 and 2020:

	Number of Units	Aggregate Intrinsic Value
Outstanding balance at December 31, 2019	89,024
Granted	8,589
Redeemed	(1,002)
Forfeited or cancelled	(2,752)
Outstanding balance at December 31, 2020	93,859
Granted	1,603
Redeemed	—
Forfeited or cancelled	—
Converted to common shares on August 2, 2021	(95,462)
Outstanding balance at December 31, 2021	—	$—
Vested balance at December 31, 2021	—	$—
The number and weighted-average grant date fair value for unvested Class B units are as follows:

	Number of Unvested Units	Weighted-Average Fair Value of Units
Balance at December 31, 2019	72,271	$235.86
Granted	8,589	508.01
(Vested)	(36,663)	296.43
(Forfeited)	(2,752)	230.76
Balance at December 31, 2020	41,445	$240.53
Granted	1,603	1,087.36
(Vested)	(43,048)	272.11
(Forfeited)	—	0.00
Converted to common shares on August 2, 2021	—	—
Balance at December 31, 2021	—	$—
Restricted Stock Unit Awards
The 2021 Plan, became effective as of July 28, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of our common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
On July 20, 2021, the board of directors approved grants of restricted stock units (“RSUs”) covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include RSUs covering 7,782,957 shares granted to the Company's Chief Executive Officer ("CEO") and RSUs covering 4,380,285 shares granted to other employees, directors, and certain non-employees.
CEO Awards
The awards include a combination of time-based and performance-based awards. Specifically, time-based RSUs covering 2,594,319 shares ("RSU CEO Award") and performance-based RSUs ("PSUs") covering 5,188,638 shares ("PSU CEO Award") were granted to the CEO.
RSU CEO Award
The RSU CEO Award will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to continued service with the Company as its CEO or executive chairman of its board of directors.

Upon a termination of the CEO’s service by the Company without cause, by the CEO for good reason, or due to the CEO’s disability (each as defined in his award agreement) or due to his death (each, a “CEO Qualifying Termination”), then, subject to the CEO’s (or his estate’s) timely execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants to which the CEO is bound through the effective date of the general release of claims, any unvested portion of the RSU CEO Award will vest. To the extent any of the RSU CEO Award vests, the CEO must hold the vested and settled shares for two years following their vesting date, subject to certain exceptions set forth in the award agreement.
PSU CEO Award
The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of December 31, 2021, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and will vest based on the table below. The PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as our CEO or executive chairman of our board of directors:

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
Upon a CEO Qualifying Termination, then, subject to the CEO’s (or his estate’s) timely execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants to which the CEO is bound, any previously earned PSUs subject to the CEO PSU Award will vest, and any remaining PSUs that were not previously earned will be forfeited and terminated without consideration. To the extent any of the PSUs subject to the CEO PSU Award vest, the CEO must hold such vested shares for two years following their vesting date, subject to certain exceptions set forth in the award agreement. If the CEO experiences a termination of service other than a CEO Qualifying Termination, all PSUs (including earned PSUs) subject to the PSU CEO Award which have not become vested will be automatically forfeited and terminated as of the termination date without consideration.
In the event the Company incurs a change in control, then any previously-earned PSUs will vest and any remaining PSUs will vest based on the price per share received by or payable with respect to the common stockholders in connection with the transaction, pro-rated to reflect a price per share that falls between two stock price goals.
PSUs that remain unvested as of the expiration date automatically will be forfeited and terminated without consideration.
Other IPO Awards
The RSUs granted to other employees, directors, and certain non-employees, included 3,635,287 time-based RSUs ("IPO RSUs") and 744,998 performance-based RSUs ("IPO PSUs") granted to certain senior-level executives of the Company.
IPO RSUs
The IPO RSUs vest based on certain time-based conditions set forth in the applicable award agreement. IPO RSUs granted to certain senior executives of the Company vest as to 50% of the underlying shares on each of the third and fourth anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries.
IPO PSUs
The IPO PSUs consist of two equal tranches, with the first tranche having a stock price goal of 200% of the IPO price and the second tranche having a stock price goal of 300% of the IPO price. Once earned, the applicable IPO PSU will vest as to (i) 50% of the earned PSUs upon the later of the first anniversary of the closing of the IPO or the achievement of the applicable stock price goal and (ii) 50% of the earned PSUs upon the later of the second anniversary of the closing of the IPO or the first anniversary of when the respective stock price goal is achieved with respect to the applicable vesting tranche, in each case, subject to continued employment with the Company or one of its subsidiaries.

Upon a termination of employment due to an executive’s disability (each defined in the applicable award agreement) or due to his or her death, then, subject to such executive’s (or his or her estate’s) timely execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants to which such executive is bound, any previously earned PSUs subject to the IPO PSUs will vest, and any remaining PSUs subject to the IPO PSU award that were not previously earned will be automatically forfeited and terminated as of the termination date without consideration.
In the event the Company incurs a change in control, then any previously-earned PSUs will vest and any remaining PSUs will vest based on the price per share received by or payable with respect to the common stockholders in connection with the transaction, pro-rated to reflect a price per share that falls between two stock price goals.
PSUs that remain unvested as of the expiration date automatically will be forfeited and terminated without consideration.
For RSUs and PSUs, the compensation expense is recognized on a straight-line basis over the vesting schedule and on an accelerated basis over the tranche's requisite service period, respectively. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its PSUs as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
A summary of the time-based restricted stock unit activity for the year-ended December 31, 2021 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted at fair value	6,463,688	18.08
Vested	—	—
Forfeited	(188,828)	18.00
Outstanding at December 31, 2021	6,274,860	$18.08
As of December 31, 2021, the Company had $94.2 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.98 years.
A summary of the performance-based restricted stock unit activity during the year-ended December 31, 2021 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted at fair value	5,933,636	13.25
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2021	5,933,636	$13.25
As of December 31, 2021, the Company had $66.8 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.64 years.
Summary of Equity-Based Compensation
The Company's equity-based compensation was classified as follows in the accompanying consolidated statements of operations and comprehensive income (loss) for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2021	2020	2019
Cost of revenue	$947	$88	$18
Sales and marketing	16,401	2,575	316
General and administrative	63,764	10,147	2,018
Total equity-based compensation	$81,112	$12,810	$2,352
18 – INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of income (loss) before income taxes were as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2021	2020	2019
Domestic	$(80,226)	$31,440	$(29,469)
Foreign	(7,106)	911	—
Income (loss) before provision for income taxes	$(87,332)	$32,351	$(29,469)
Provision for income taxes consisted of the following components for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2021	2020	2019
Current:
Federal	$124	$—	$—
State	208	678	124
Foreign	2,095	121	—
Total current tax expense	$2,427	$799	$124
Deferred expense:
Federal	$1	$—	$—
State	—	—	—
Foreign	(939)	(50)	—
Total deferred tax benefit	$(938)	$(50)	$—
Provision for income taxes	$1,489	$749	$124

Reconciliations of the differences between the effective and statutory income tax rates are as follows for the fiscal periods indicated:

	Year-ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.7	3.3	3.3
Foreign rate differential	(2.0)	0.2	—
Equity-based compensation	(14.3)	9.9	(1.9)
Global intangible low-taxed income	(1.6)	—	—
Non-deductible items	(1.1)	0.5	(1.2)
Research and development credits	0.6	(0.7)	0.9
Change in partnership investment	(3.0)	—	—
Changes in valuation allowance	(5.4)	(33.9)	(26.7)
Changes in tax rates	(0.7)	(0.5)	(0.3)
Other	1.0	2.6	4.5
	(1.7)%	2.4%	(0.4)%
The differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 are primarily due to the changes in valuation allowance, state taxes, and equity-based compensation.
The amounts that comprised deferred income tax assets, net are as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2021	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$19,483	$16,807	$17,583
Sec. 163(j) interest	3,342	2,998	10,503
Tax credits	1,206	725	568
Equity-based compensation	68	—	—
Deferred compensation	722	—	—
Other	340	34	2,381
Less: valuation allowance	(25,092)	(20,384)	(31,035)
Total deferred tax assets	$69	$180	$—
Deferred tax liabilities:
Property and equipment	$(229)	$—	$—
Intangible assets	(11,513)	—	—
Investments	—	(146)	—
Total deferred tax liabilities	$(11,742)	$(146)	$—
Net deferred tax asset (liability)	$(11,673)	$34	$—
As of December 31, 2021, the Company has net operating loss carryforwards of approximately $79.4 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $53.4 million of these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The Company is not aware of any restrictions or limitations on use of the net operating losses under Internal Revenue Code Section 382. Due to cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020 respectively.
The Company also had federal research and development tax credit carryforwards for tax return purposes of $1.5 million, which begin to expire in 2038 if not utilized.

On December 22, 2017, tax reform legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act significantly revised U.S. federal income tax law, including by lowering the corporate income tax rate to 21%, limiting the deductibility of interest expense, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated untaxed earnings and profits of U.S.-owned foreign subsidiaries. The Tax Act also enacted provisions for the taxation of Global Intangible Low-Taxed Income (“GILTI”). In 2018, the Company adopted an accounting policy to recognize GILTI as an expense in the period incurred. As such, the Company will not provide for any deferred tax assets or liabilities related to GILTI.
The Company annually conducts an analysis of its tax positions and does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. A tax benefit is recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. For such positions, the largest benefit that has a greater than 50% likelihood of being realized upon settlement is recognized in the financial statements.
The following summarizes activity related to unrecognized tax benefits for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2021	2020	2019
Unrecognized benefit—beginning of the year	$—	$—	$—
Gross increases—current period positions	908	—	—
Unrecognized benefit—end of the year	$908	$—	$—
The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months. At December 31, 2021, the Company had $0.9 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards, all of which would impact the effective tax rate if recognized.
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of interest expense from continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss). No interest or penalties have been recorded through the year ended December 31, 2021.
The Company files tax returns in the United States and in various foreign and state jurisdictions. All of the Company's tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is not under examination by any jurisdiction as of December 31, 2021. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2018.
19 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $10.1 million and $6.5 million for the years ended December 31, 2021 and 2020, respectively. Amounts payable to the third party at December 31, 2021 and 2020 was $1.2 million and $0.7 million, respectively.
20 – SEGMENT INFORMATION
The Company concluded that its business is a single reportable segment. The Company operates solely as a consumer products business. This is supported by the Company’s operational structure, which includes sales, design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. The Company’s chief operating decision maker does not regularly review financial information below a level of consolidated Company results to determine resource allocation or to assess performance.
Revenue related to customers outside the United States represents less than 10% of the Company’s consolidated revenue. Assets outside of the United States were also less than 10% of the Company’s consolidated assets as of December 31, 2021 and 2020.
21 – EARNINGS (LOSS) PER SHARE

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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Year-ended December 31,
	2021	2020	2019
Net income (loss)	$(88,821)	$31,602	$(29,593)

Weighted-average common shares outstanding—basic (1)	112,374,669	108,724,387	108,724,387
Effect of dilutive securities:
Restricted stock units	—	—	—
Weighted-average common shares outstanding—diluted (1)	112,374,669	108,724,387	108,724,387

Earnings (loss) per share
Basic	$(0.79)	$0.29	$(0.27)
Diluted	$(0.79)	$0.29	$(0.27)
(1)For the years ended December 31, 2020 and 2019, the Company retrospectively applied shares of common stock outstanding upon the Corporate Conversion, immediately prior to the IPO. Refer to Note 1 – Description of Business and Basis of Presentation for a description of the Corporate Conversion.
The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Year-ended December 31,
	2021	2020	2019
Restricted stock units	12,208,496	—	—
22 – Subsequent Events
In February 2022, the Company entered into a $379.2 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement provides for a fixed rate of 2.08% and a term through March 29, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $379.2 million of the term loan portion of the New First Lien Term Loan Facility.