Form 10-Q
period 2022-03-31
Traeger, Inc.
filed 2022-05-12
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2022, there were 118,211,775 shares of the registrant's common stock, par value $0.0001 outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, a decline in sales of our grills, our dependence on three major retailers, the impact of the COVID-19 pandemic on certain aspects of our business, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Traeger” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on July 28, 2021 in connection with our initial public offering, to Traeger, Inc., and (2) prior to the completion of such conversion, to TGPX Holdings I LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Conversion and Initial Public Offering” in this Quarterly Report on Form 10-Q for further information.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$11,098	$16,740
Accounts receivable, net	163,239	92,927
Inventories	164,127	145,038
Prepaid expenses and other current assets	12,724	15,036
Total current assets	351,188	269,741
Property, plant, and equipment, net	64,691	55,477
Goodwill	297,047	297,047
Intangible assets, net	544,579	555,151
Other long-term assets	11,039	3,608
Total assets	$1,268,544	$1,181,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,366	$42,694
Accrued expenses	98,969	69,773
Line of credit	49,160	41,138
Current portion of capital leases	414	420
Current portion of contingent consideration	12,400	12,200
Other current liabilities	1,002	—
Total current liabilities	200,311	166,225
Notes payable	417,734	379,395
Capital leases, net of current portion	624	677
Contingent consideration, net of current portion	14,600	13,100
Deferred tax liability	11,681	11,673
Other non-current liabilities	437	434
Total liabilities	645,387	571,504
Commitments and contingencies—See Note 11
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 118,077,546 and 117,547,916 as of March 31, 2022 and December 31, 2021	12	12
Additional paid-in capital	809,896	794,413
Accumulated deficit	(193,251)	(184,819)
Accumulated other comprehensive income (loss)	6,500	(86)
Total stockholders' equity	623,157	609,520
Total liabilities and stockholders' equity	$1,268,544	$1,181,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$223,710	$235,573
Cost of revenue	140,145	134,942
Gross profit	83,565	100,631
Operating expenses:
Sales and marketing	33,094	30,851
General and administrative	42,869	13,556
Amortization of intangible assets	8,889	8,301
Change in fair value of contingent consideration	1,700	—
Total operating expense	86,552	52,708
Income (loss) from operations	(2,987)	47,923
Other income (expense):
Interest expense	(5,837)	(7,812)
Other income (expense), net	544	(458)
Total other expense	(5,293)	(8,270)
Income (loss) before provision for income taxes	(8,280)	39,653
Provision for income taxes	152	724
Net income (loss)	$(8,432)	$38,929
Net income (loss) per share, basic and diluted	$(0.07)	$0.36
Weighted average common shares outstanding, basic and diluted	117,889,233	108,724,387
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3)	$—
Change in cash flow hedge	6,589	—
Total other comprehensive income	6,586	—
Comprehensive income (loss)	$(1,846)	$38,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except unit and share amounts)

	Three Months Ended March 31, 2022
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(184,819)	$(86)	$609,520
Issuance of common stock under stock plan	—	—	529,630	—		—	—	—	—
Equity-based compensation	—	—	—	—	—	15,483	—	—	15,483
Net loss	—	—	—	—	—	—	(8,432)	—	(8,432)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3)	(3)
Change in cash flow hedge	—	—	—	—	—	—	—	6,589	6,589
Balance at March 31, 2022	—	$—	118,077,546	$12	$—	$809,896	$(193,251)	$6,500	$623,157

	Three Months Ended March 31, 2021
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(95,998)	$—	$475,040
Equity-based compensation	—	—	—	—	956	—	—	—	956
Net income	—	—	—	—	—	—	38,929	—	38,929
Balance at March 31, 2021	108,724,422	$—	—	$—	$571,994	$—	$(57,069)	$—	$514,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,432)	$38,929
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	2,481	2,225
Amortization of intangible assets	10,645	8,466
Amortization of deferred financing costs	495	749
Loss on disposal of property, plant and equipment	152	79
Equity-based compensation expense	15,483	956
Bad debt expense	72	—
Unrealized loss on derivative contracts	570	3,349
Change in fair value of contingent consideration	1,700	—
Change in operating assets and liabilities:
Accounts receivable	(70,383)	(99,293)
Inventories, net	(19,089)	(6,697)
Prepaid expenses and other current assets	1,741	(1,844)
Other long-term assets	4	—
Accounts payable and accrued expenses	17,638	26,531
Other non-current liabilities	12	6
Net cash used in operating activities	(46,911)	(26,544)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(4,524)	(4,865)
Capitalization of patent costs	(124)	(110)
Net cash used in investing activities	(4,648)	(4,975)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	46,100	50,000
Repayments on line of credit	(78)	(12,000)
Repayments of long-term debt	—	(852)
Principal payments on capital lease obligations	(105)	(84)
Net cash provided by financing activities	45,917	37,064
Net increase (decrease) in cash and cash equivalents	(5,642)	5,545
Cash and cash equivalents at beginning of period	16,740	11,556
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,098	$17,101
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,897	$6,928
Cash paid for income taxes	$654	$—
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$56	$219
Property, plant, and equipment included in accounts payable and accrued expenses	$7,226	$992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively "Traeger" or the "Company") design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, sauces and premium frozen meal kits, as well as grill accessories (including covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States ("U.S."), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
In July 2021, the Company effected a forward split of its 10 common units into 108,724,422 common units. All unit, per unit and related information presented in the accompanying consolidated financial statements have been retroactively adjusted, where applicable, to reflect the impact of the split of common units.
Immediately prior to the effectiveness of the registration statement pertaining to the Company’s initial public offering ("IPO") on July 28, 2021, the Company converted from a Delaware limited liability company into a Delaware corporation, and changed its name from TGPX Holdings I LLC to Traeger, Inc. Pursuant to the statutory corporate conversion (the "Corporate Conversion"), all of the outstanding limited liability company interests of TGPX Holdings I LLC were converted into shares of common stock of Traeger, Inc., and TGP Holdings LP (the "Partnership") became the holder of such shares of common stock of Traeger, Inc. In connection with the Corporate Conversion, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of the IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, following the Partnership’s liquidation and distribution, including the elimination of any fractional shares resulting therefrom, and the Corporate Conversion, the Company had 108,724,387 shares of common stock outstanding immediately prior to the IPO.
Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2022 (the "Annual Report on Form 10-K").
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2022.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status – The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of its common stock that is held by non-affiliates is at least $700 million as of the last business day of its most recently completed second fiscal quarter, (ii) the end of the fiscal year in which the Company has total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which the Company issues more than $1.0 billion in non-convertible debt in a three-year period, or (iv) December 31, 2026.

2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include business combination accounting for the fair value of assets acquired, liabilities assumed, and contingent considerations, customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on derivatives and reserves for warranty. Actual results could differ from these estimates.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, foreign currency contracts, and business activity with certain third-party contract manufacturers of our products. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers (each large U.S. retailers) that accounted for a significant portion of net sales are as follows:

	Three Months Ended March 31,
	2022	2021
Customer A	17%	24%
Customer B	23%	23%
Customer C	14%	16%
As of March 31, 2022, customers A, B, and C accounted for a significant portion of trade accounts receivable of 22%, 25%, and 13%, compared to 45%, 13%, and 13% as of December 31, 2021. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one of the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three months ended March 31, 2022 and 2021, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of March 31, 2022 and December 31, 2021.
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
There have been no material changes to the implementation or evaluation of “Recently Issued Accounting Standards” as described in the Company's annual audited financial statements for the period ended December 31, 2021.

3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue by product category	2022	2021
Grills	$150,431	$178,655
Consumables	39,651	40,813
Accessories	33,628	16,105
Total revenue	$223,710	$235,573

	Three Months Ended March 31,
Revenue by geography	2022	2021
North America	$207,339	$226,251
Rest of world	16,371	9,322
Total revenue	$223,710	$235,573

	Three Months Ended March 31,
Revenue by sales channel	2022	2021
Retail	$203,217	$229,827
Direct to consumer	20,493	5,746
Total revenue	$223,710	$235,573
4 – BUSINESS COMBINATION
On July 1, 2021 (the "Acquisition Date"), pursuant to a share purchase agreement (the "Share Purchase Agreement"), the Company acquired all outstanding shares of Apption Labs Limited and its subsidiaries (collectively "Apption Labs"), a technology company that specializes in the manufacture and design of innovative hardware and software related to small kitchen appliances, including the MEATER smart thermometer and related technology. The total purchase consideration was approximately $78.3 million, net of cash acquired, which is comprised of cash paid, contingent consideration, net working capital adjustments, and escrow consideration. The acquisition of Apption Labs will help facilitate the Company's entry into the adjacent accessories markets with a highly complementary product that the Company believes will bolster our existing portfolio, create efficiencies for consumers and expose the Company to new growth channels.
The purchase consideration includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022 as detailed in the Share Purchase Agreement. The acquisition date fair value of contingent consideration obligation of $21.5 million is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. In April 2022, the Company paid $12.6 million associated with the contingent cash consideration to the sellers based on achievement of certain revenue thresholds for fiscal year 2021. The range of the remaining undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is between $0 and $27.4 million for fiscal year 2022. See Note 9 – Fair Value Measurement for subsequent measurements of this contingent liability as of March 31, 2022.
The Company recognized $1.8 million of acquisition-related costs during fiscal year 2021 that were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss).
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
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the preliminary estimated fair values of the consideration transferred, assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

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
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$183,190	$108,620
Allowance for doubtful accounts	(1,140)	(1,090)
Reserve for returns, discounts and allowances	(18,811)	(14,603)
Total accounts receivable, net	$163,239	$92,927
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$1,743	$3,106
Work in process	14,199	11,523
Finished goods	148,185	130,409
Inventories	$164,127	$145,038
Included within inventories are adjustments of $0.9 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrual for inventories in-transit	$31,370	$28,536
Warranty accrual	8,731	8,326
Accrued compensation and bonus	8,904	7,025
Build-to-suit lease liability	8,823	4,273
Other	41,141	21,613
Accrued expenses	$98,969	$69,773
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Warranty accrual, beginning of period	$8,326	$6,728
Warranty claims	(1,484)	(1,461)
Warranty costs accrued	1,889	2,804
Warranty accrual, end of period	$8,731	$8,071

8 – DERIVATIVES
Interest Rate Swap
On February 25, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge or otherwise protect against the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) fluctuations on a portion of the Company's variable rate debt. The agreement provides for a notional amount of $379.2 million, fixed rate of 2.08% and a maturity date of February 28, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $379.2 million of the term loan portion under the First Lien Term Loan Facility (as defined below). The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge is expected to be highly effective.
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income within the condensed consolidated statements of operations and comprehensive income (loss), to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income (loss) within the condensed consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the condensed consolidated statement of cash flows.
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary, by verifying the critical terms of the interest rate swap continue to match the critical terms of the hedged monthly interest payments and the hedge was expected to be highly effective as of March 31, 2022. Thus, the change in fair value of the derivative instrument offsets the change in fair value on the hedged debt, and there is no ineffectiveness to be recorded in earnings.
As of March 31, 2022, the net asset balance derived from the monthly interest settlements related to the single cash flow hedge contract was $6.6 million.
Foreign Currency Contracts
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
The Company had outstanding foreign currency contracts as of March 31, 2022 and December 31, 2021. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other expense in the condensed consolidated statements of operations and comprehensive income (loss).
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2022	December 31, 2021
Gross Asset Fair Value	$869	$1,439
Gross Liability Fair Value	—	—
Net Asset Fair Value	$869	$1,439
Gains (losses) from foreign currency contracts were recorded in other income (expense) within the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Realized gains	$1,165	$2,549
Unrealized losses	(570)	(3,349)
Total gains (losses)	$595	$(800)
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
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of March 31, 2022	As of December 31, 2021
Assets:
Derivative assets—foreign currency contracts (1)	2	$869	$1,439
Derivative assets—interest rate swap contract (2)	2	7,590	—
Total assets		$8,459	$1,439

Liabilities:
Contingent consideration—earn out (3)	3	$27,000	$25,300
Derivative liability—interest rate swap contract (4)	2	1,002	—
Total liabilities		$28,002	$25,300
(1)Included in prepaid expenses and other current assets in the condensed consolidated balance sheets
(2)Included in other long-term assets in the condensed consolidated balance sheets
(3)Included in current and long-term contingent consideration in the condensed consolidated balance sheets
(4)Included in other current liabilities in the condensed consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2022 and December 31, 2021, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
The fair value of the Company’s derivative assets through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2. The fair value of the Company's interest rate swap contracts held with financial institutions are classified as Level 2 financial instruments, which are valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated using a Monte Carlo model. Key assumptions used in these estimates include probability assessments with respect to the likelihood of achieving the performance targets and discount rates of 11.41% and 11.47% for each respective earn out period, consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
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

The following table presents the fair value contingent consideration (in thousands):

Balance at December 31, 2021	$25,300
Payments of contingent consideration	—
Change in fair value of contingent consideration	1,700
Balance at March 31, 2022	$27,000
The following financial instruments are recorded at their carrying amount (in thousands):

	As of March 31, 2022		As of December 31, 2021
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien (1)	$426,200	$409,254	$388,195	$386,139
Total liabilities	$426,200	$409,254	$388,195	$386,139
(1)Included in notes payable in the consolidated balance sheet. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
10 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for a $560.0 million senior secured term loan facility (the "First Lien Term Loan Facility"), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities").
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of March 31, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $379.2 million, and the Company had no outstanding principal balance under the delayed draw term loan. In April 2022, the Company borrowed $12.5 million under the delayed draw term loan for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combinations.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2022, the Company had drawn down $47.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the

First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2022, the Company was in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, the Company entered into a receivables financing agreement (as amended, the "Receivables Financing Agreement"). Through the Receivables Financing Agreement, the Company participates in a trade receivables securitization program, administered on its behalf by MUFG Bank Ltd. ("MUFG"), using outstanding accounts receivable balances as collateral, which have been contributed by the Company to its wholly owned subsidiary and special purpose entity, Traeger SPE LLC (the "SPE"). While the Company provides operational services to the SPE, the receivables are owned by the SPE once contributed to it by the Company. The Company is the primary beneficiary and holds all equity interests of the SPE, thus the Company consolidates the SPE without any significant judgments.
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of March 31, 2022, the Company had drawn down $49.2 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
In connection with aged accounts receivable that resulted from a new payment program implemented by one of the Company's largest customers, the Company amended the covenants under the Receivables Financing Agreement with MUFG for the month of January 2022. By February 1, 2022, the Company had collected the majority of the aged accounts receivable balance and was in compliance with the covenants under the Receivables Financing Agreement. As of March 31, 2022, the Company was in compliance with the covenants under the Receivables Financing Agreement.
11 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
12 – EQUITY-BASED COMPENSATION
Incentive Units
On September 25, 2017, AEA Investors LP, TCP Traeger Holdings SPV LLC, Ontario Limited, and other management and limited partners purchased a 100% equity stake (the "Transaction") in Traeger Pellet Grills Holdings LLC through a merger agreement in which TGP Holdings LP was formed. In connection with the Transaction, TGP Holdings LP established a management incentive equity pool, authorizing a maximum of 99,389 total units, or 15% of the total authorized units, for purposes of issuing compensatory awards to employees and certain directors of the Company, and its subsidiaries. Pursuant to the Amended and Restated Limited Partnership Agreement of TGP Holdings LP, dated as of September 25, 2017, eligible management employees and directors were granted a certain number of Class B Units of TGP Holdings LP which were intended to be treated as profit interests for tax purposes. The participation threshold of the Class B Units was historically established for each grant based on the fair market value of TGP Holdings LP membership units at the date of the grant.
On July 12, 2021, the board of directors of TGP Holdings GP Corp, a Delaware corporation and the then general partner of TGP Holdings LP, approved the acceleration of vesting of all unvested and outstanding Class B Units, subject to the successful completion of the Company's IPO. The approval for the acceleration of vesting was determined to be a modification. As a result, the Company evaluated each of the modified awards to determine the necessary accounting. At the time of the IPO, awards where vesting was probable prior to and after the modification, resulted in an acceleration of the remaining expense based on the original grant date fair value and awards where vesting was not probable, resulted in recognition of the fair value of the modified awards as of the modification date.
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
Restricted Stock Unit Awards
The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan"), became effective as of July 28, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company's common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2022, an additional 5,877,395 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's equity-based compensation was classified as follows in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$138	$6
Sales and marketing	1,763	215
General and administrative	13,582	735
Total equity-based compensation	$15,483	$956
On July 20, 2021, the Board approved grants of restricted stock units ("RSUs") covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include RSUs covering 7,782,957 shares granted to the Company's Chief Executive Officer ("CEO") and RSUs covering 4,380,285 shares granted to other employees, directors, and certain non-employees.
CEO Awards
The awards include a combination of time-based and performance-based awards. Specifically, time-based RSUs covering 2,594,319 shares ("RSU CEO Award") and performance-based RSUs ("PSUs") covering 5,188,638 shares ("PSU CEO Award") were granted to the CEO.
RSU CEO Award
The RSU CEO Award will vest as to 20% of the underlying shares on each of the first, second, third, fourth and fifth anniversaries of the closing of the IPO, subject to continued service with the Company as its CEO or executive chairman of its Board.
Upon a termination of the CEO's service by the Company without cause, by the CEO for good reason, or due to the CEO's disability (each as defined in his award agreement) or due to his death (each, a "CEO Qualifying Termination"), then, subject to the CEO's (or his estate's) timely execution and non revocation of a general release of claims and continued compliance with the restrictive covenants to which the CEO is bound through the effective date of the general release of claims, any unvested portion of the RSU CEO Award will vest. To the extent any of the RSU CEO Award vests, the CEO must hold the vested and settled shares for two years following their vesting date, subject to certain exceptions set forth in the award agreement.
PSU CEO Award
The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of March 31, 2022, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and will vest based on the table below. The PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as our CEO or executive chairman of the Board:

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
Upon a CEO Qualifying Termination, then, subject to the CEO’s (or his estate's) timely execution and non-revocation of a general release of claims and continued compliance with the restrictive covenants to which the CEO is bound, any previously earned PSUs subject to the CEO PSU Award will vest, and any remaining PSUs that were not previously earned will be forfeited and terminated without consideration. To the extent any of the PSUs subject to the CEO PSU Award vest, the CEO must hold such vested shares for two years following their vesting date, subject to certain exceptions set forth in the award agreement. If the CEO experiences a termination of service other than a CEO Qualifying Termination, all PSUs (including earned PSUs) subject to the PSU CEO Award which have not become vested will be automatically forfeited and terminated as of the termination date without consideration.
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
Other IPO Awards
The RSUs granted to other employees, directors, and certain non-employees, included 3,635,287 time-based RSUs ("IPO RSUs") and 744,998 performance-based RSUs ("IPO PSUs") granted to certain senior level executives of the Company.
IPO RSUs
The IPO RSUs vest based on certain time-based conditions set forth in the applicable award agreement. IPO RSUs granted to certain senior executives of the Company vest as to 50% of the underlying shares on each of the third and fourth anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries.
IPO PSUs
The IPO PSUs consist of two equal tranches, with the first tranche having a stock price goal of 200% of the IPO price and the second tranche having a stock price goal of 300% of the IPO price. Once earned, the applicable IPO PSU will vest as to (i) 50% of the earned PSU upon the later of the first anniversary of the closing of the IPO or the achievement of the applicable stock price goal and (ii) 50% of the earned PSUs upon the later of the second anniversary of the closing of the IPO or the first anniversary of when the respective stock price goal is achieved with respect to the applicable vesting tranche, in each case, subject to continued employment with the Company or one of its subsidiaries.
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
A summary of the time-based restricted stock unit activity during the three months ended March 31, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	6,274,860	$18.08
Granted at fair value	4,814	9.97
Vested	(529,907)	18.00
Forfeited	(53,759)	18.14
Outstanding at March 31, 2022	5,696,008	$18.08
As of March 31, 2022, the Company had $84.1 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.88 years.
A summary of the performance-based restricted stock unit activity during the three months ended March 31, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,933,636	$13.25
Granted at fair value	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	5,933,636	$13.25
As of March 31, 2022, the Company had $60.0 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.48 years.
13 – INCOME TAXES
For the three months ended March 31, 2022 and 2021, the Company recorded an income tax expense of $0.2 million and $0.7 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of March 31, 2022, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
14 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $1.7 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. Amounts payable to the third party as of March 31, 2022 and December 31, 2021 was $1.2 million and $1.2 million, respectively.

15 – EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(8,432)	$38,929

Weighted-average common shares outstanding—basic (1)	117,889,233	108,724,387
Effect of dilutive securities:
Restricted stock units	—	—
Weighted-average common shares outstanding—diluted (1)	117,889,233	108,724,387

Earnings (loss) per share
Basic and diluted	$(0.07)	$0.36
(1)For the three months ended March 31, 2021, the Company retrospectively applied shares of common stock outstanding upon the Corporate Conversion, immediately prior to the IPO. Refer to Note 1 – Description of Business and Basis of Presentation for a description of the Corporate Conversion.
The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	11,629,644	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”), on March 29, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer ("DTC") channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon.com, Costco, The Home Depot, and William Sonoma, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills, except that our "Traeger Provisions" product line is only available through our DTC channel.
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, and we expect that they will also be manufactured in Mexico beginning later this year, and our wood pellets are produced at facilities located in New York, Oregon, Georgia, Virginia, and Texas. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.

Our revenue decreased by 5.0% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, and was $223.7 million for the three months ended March 31, 2022, down from $235.6 million for the three months ended March 31, 2021. We recorded a net loss of $8.4 million for the three months ended March 31, 2022, compared to net income of $38.9 million for the three months ended March 31, 2021.
Impact of COVID-19
The COVID-19 pandemic has caused various elements of disruption to economies, businesses, markets and communities around the globe. In the interest of public health, many governments closed physical stores and business locations deemed to be non-essential, which drove higher unemployment levels and resulted in the closure of certain businesses. The COVID-19 pandemic has had a variety of impacts to the businesses of our retailers and suppliers, as well as customer behavior and discretionary spending. Although we cannot predict when the United States and global economy will fully recover from the COVID-19 pandemic, we believe that our business is well positioned to attract new customers, capitalize on existing and growing trends in our industry and benefit from the revival of the economy and discretionary spending. Nevertheless, we do not have certainty that a full economic recovery will happen in the near future, and it is possible that the prolonging of the COVID-19 pandemic could have certain adverse effects on our business, financial condition, and results of operations. Furthermore, our growth in the past year may obscure the extent to which seasonality and other trends have affected our business and may continue to affect our business. For more information regarding the potential impact of the COVID-19 pandemic on our business, refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.
In response to the COVID-19 pandemic, we have focused on business continuity across our value chain and operations, and made strategic pivots and reprioritized key initiatives to focus on our immediate response to the COVID-19 pandemic and maintain a nimble approach to our long-term strategy as we continued to monitor the situation.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $4.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries (collectively, "Apption Labs") pursuant to a share purchase agreement (the "Share Purchase Agreement"). These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.
Total Other Income (Expense)
Total other income (expense) consists of interest expense and other income (expense). Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below). Other income (expense) also consists of any gains (losses) on the sale of long-lived assets and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$223,710	$235,573	$(11,863)	(5.0)%
Cost of revenue	140,145	134,942	5,203	3.9%
Gross profit	83,565	100,631	(17,066)	(17.0)%
Operating expenses:
Sales and marketing	33,094	30,851	2,243	7.3%
General and administrative	42,869	13,556	29,313	216.2%
Amortization of intangible assets	8,889	8,301	588	7.1%
Change in fair value of contingent consideration	1,700	—	1,700	100.0%
Total operating expense	86,552	52,708	33,844	64.2%
Income (loss) from operations	(2,987)	47,923	(50,910)	(106.2)%
Other income (expense):
Interest expense	(5,837)	(7,812)	(1,975)	(25.3)%
Other income (expense), net	544	(458)	1,002	218.8%
Total other expense	(5,293)	(8,270)	(2,977)	(36.0)%
Income (loss) before provision for income taxes	(8,280)	39,653	(47,933)	(120.9)%
Provision for income taxes	152	724	(572)	(79.0)%
Net income (loss)	$(8,432)	$38,929	$(47,361)	(121.7)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$150,431	$178,655	$(28,224)	(15.8)%
Consumables	39,651	40,813	(1,162)	(2.8)%
Accessories	33,628	16,105	17,523	108.8%
Total Revenue	$223,710	$235,573	$(11,863)	(5.0)%
Revenue decreased by $11.9 million, or 5.0%, to $223.7 million for the three months ended March 31, 2022 compared to $235.6 million for the three months ended March 31, 2021. The decrease was driven by lower unit volume for grills and consumables, partially offset by higher selling prices. Accessories revenue benefited from incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.
Revenue from our grills decreased by $28.2 million, or 15.8%, to $150.4 million for the three months ended March 31, 2022 compared to $178.7 million for the three months ended March 31, 2021. The decrease was primarily driven by lower unit volume, partially offset by a higher average selling price resulting from price increases taken in the second half of 2021 and early 2022.

Revenue from our consumables decreased by $1.2 million, or 2.8%, to $39.7 million for the three months ended March 31, 2022 compared to $40.8 million for the three months ended March 31, 2021. The decrease was driven by reduced unit volume of wood pellets and other consumables, partially offset by higher average selling prices of wood pellets.
Revenue from our accessories grew by $17.5 million, or 108.8%, to $33.6 million for the three months ended March 31, 2022 compared to $16.1 million for the three months ended March 31, 2021. The increase was driven primarily by incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs combined with high demand for Traeger-branded accessories.
Gross Profit

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$83,565	$100,631	$(17,066)	(17.0)%
Gross margin (Gross profit as a percentage of revenue)	37.4%	42.7%
Gross profit decreased by $17.1 million, or 17.0%, to $83.6 million for the three months ended March 31, 2022 compared to $100.6 million for the three months ended March 31, 2021. Gross margin decreased to 37.4% for the three months ended March 31, 2022 from 42.7% for the three months ended March 31, 2021. The decrease in gross margin was driven primarily by higher inbound shipping costs, partially offset by increased selling prices.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$33,094	$30,851	$2,243	7.3%
As a percentage of revenue	14.8%	13.1%
Sales and marketing expense increased by $2.2 million, or 7.3%, to $33.1 million for the three months ended March 31, 2022 compared to $30.9 million for the three months ended March 31, 2021. As a percentage of revenue, sales and marketing expense increased to 14.8% for the three months ended March 31, 2022 from 13.1% for the three months ended March 31, 2021. The increase in sales and marketing expense was driven by an increase in advertising costs to drive brand awareness, demand and conversion, higher equity-based compensation expense, and higher travel expenses.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$42,869	$13,556	$29,313	216.2%
As a percentage of revenue	19.2%	5.8%
General and administrative expense increased by $29.3 million, or 216.2%, to $42.9 million for the three months ended March 31, 2022 compared to $13.6 million for the three months ended March 31, 2021. As a percentage of revenue, general and administrative expense increased to 19.2% for the three months ended March 31, 2022 from 5.8% for the three months ended March 31, 2021. The increase in general and administrative expense was driven by higher equity-based compensation expense of $13.6 million, as well as personnel-related expenses associated with an increase in headcount in our marketing, customer experience, and sales functions, increased professional services fees primarily related to consulting, and expenses related to Apption Labs that are not reflected in the comparable period results.

Amortization of Intangible Assets

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,889	$8,301	$588	7.1%
As a percentage of revenue	4.0%	3.5%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, increased $0.6 million, or 7.1%, to $8.9 million for the three months ended March 31, 2022 compared to $8.3 million for the three months ended March 31, 2021.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,700	$—	$1,700	100.0%
As a percentage of revenue	0.8%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $1.7 million, or 100.0%, to $1.7 million for the three months ended March 31, 2022 compared to $0 for the three months ended March 31, 2021. The change in fair value was primarily driven by the increase in the likelihood of achieving the revenue performance targets in the Share Purchase Agreement, and a shorter discount period.
Total Other Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(5,837)	$(7,812)	$(1,975)	(25.3)%
Other income (expense), net	544	(458)	1,002	218.8%
Total other expense	$(5,293)	$(8,270)	$(2,977)	(36.0)%
As a percentage of revenue	(2.4)%	(3.5)%
Total other expense decreased by $3.0 million, or 36.0%, to $5.3 million for the three months ended March 31, 2022 compared to $8.3 million for the three months ended March 31, 2021. This decrease was primarily due to a lower applicable interest rate on our First Lien Term Loan Facility (as defined below) as a result of refinancing of our long-term debt in June 2021 and a favorable change from our derivative instruments.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our Credit Facilities and Receivables Financing Agreement.
As of March 31, 2022, we had cash and cash equivalents of $11.1 million, $78.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $16.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of March 31, 2022, we had drawn down $47.0 million on the Revolving Credit Facility and $49.2 million on the Receivables Financing Agreement. As of March 31, 2022, the total principal amount outstanding under our First Lien Term Loan Facility was $379.2 million. We believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our cash flows from operating activities will be sufficient to fund our working capital requirements and planned capital expenditures, and to service our debt obligations, for at least the next 12 months. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(46,911)	$(26,544)
Net cash used in investing activities	(4,648)	(4,975)
Net cash provided by financing activities	45,917	37,064
Net increase (decrease) in cash and cash equivalents	$(5,642)	$5,545
Cash Flow from Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities consisted of a net loss of $8.4 million and non-cash adjustments to net loss of $31.6 million, partially offset by net changes in operating assets and liabilities of $70.1 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $2.5 million, amortization of intangible assets of $10.6 million, equity-based compensation of $15.5 million, and unrealized gains on derivative contracts of $0.6 million. The decrease in net cash from net changes in operating assets and liabilities during the three months ended March 31, 2022 was primarily due to an increase in accounts receivable of $70.4 million and an increase in inventories of $19.1 million, partially offset by an increase in accounts payable and accrued expenses of $17.6 million.
During the three months ended March 31, 2021, net cash used in operating activities consisted of net income of $38.9 million and non-cash adjustments to net income of $15.8 million, partially offset by net changes in operating assets and liabilities of $81.3 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $2.2 million, amortization of intangible assets of $8.5 million, unrealized losses on derivative contracts of $3.3 million, equity-based compensation of $1.0 million, and amortization of deferred financing costs of $0.7 million. The decrease in net cash from net changes in operating assets and liabilities during the three months ended March 31, 2021 was primarily due to an increase in accounts receivable of $99.3 million, partially offset by an increase in inventories of $6.7 million and an increase in accounts payable and accrued expenses of $26.5 million.
Cash Flow from Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $4.6 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $4.5 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
During the three months ended March 31, 2021, net cash used in investing activities was $5 million. The cash flow used was driven by the purchase of property, plant, and equipment of $4.9 million primarily related to internal-use software and website developments costs.
Cash Flow from Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was 45.9 million. The cash flow provided was driven primarily by net borrowings on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $46.0 million for general corporate and working capital purposes.
During the three months ended March 31, 2021, net cash provided by financing activities was $37.1 million. The cash flow used was driven primarily by net borrowings on our line of credit under the Receivables Financing Agreement of $38.0 million combined with principal repayments under our old first lien term loan of $0.9 million.

Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for a senior secured term loan facility (the "First Lien Term Loan Facility") and a revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities").
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of March 31, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $379.2 million, and we had no outstanding principal balance under the delayed draw term loan. In April 2022, we borrowed $12.5 million under the delayed draw term loan for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combinations to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2022 we had drawn down $47.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2022, we were in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement (as amended, the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, we participate in a trade receivables securitization program, administered on our behalf by MUFG Bank Ltd. ("MUFG"), using outstanding accounts receivables balances as collateral, which have been contributed by us to our wholly owned subsidiary, Traeger SPE LLC (the "SPE"). While we provide operational services to the SPE, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.

On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of March 31, 2022, we had drawn down $49.2 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024.
In connection with aged accounts receivable that resulted from a new payment program implemented by one of our largest customers, we amended the covenants under the Receivables Financing Agreement with MUFG for the month of January 2022. By February 1, 2022, we had collected the majority of the aged accounts receivable balance and were in compliance with the covenants under the Receivables Financing Agreement. As of March 31, 2022, we were in compliance with the covenants under the Receivables Financing Agreement.
Initial Public Offering
On August 2, 2021, after our statutory conversion and related transactions, we completed our initial public offering ("IPO") in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share, generating aggregate gross proceeds of $158.8 million before underwriter discounts and commissions, fees and expenses totaling $20.3 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares).
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our disclosures regarding our exposure to market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
On August 2, 2021, we completed our IPO in which we issued and sold 8,823,529 shares of common stock at a public offering price of $18.00 per share. We raised net proceeds of $138.5 million after deducting underwriter discounts and commissions, fees and expenses of $20.3 million. Additionally, certain selling stockholders sold an aggregate of 18,235,293 shares (including 3,529,411 shares pursuant to the underwriters’ exercise of their option to purchase additional shares) at the same price. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-257714), as amended (the “Registration Statement”), declared effective by the SEC on July 28, 2021.
We used approximately $130.8 million of the net proceeds to us from the IPO to prepay amounts outstanding under our First Lien Term Loan Facility, and we used the remaining net proceeds for general corporate and working capital purposes. There has been no material change in the expected use of the net proceeds from our IPO as described in our prospectus, dated July 28, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
10.1	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.	10-K	03/29/22	10.19
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: May 12, 2022
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2022
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)