Form 10-Q
period 2022-06-30
Traeger, Inc.
filed 2022-08-15
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2022, there were 118,236,891 shares of the registrant's common stock, par value $0.0001 outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, a decline in sales of our grills, our dependence on three major retailers, the impact of the COVID-19 pandemic on certain aspects of our business, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022, as updated by Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Traeger” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on July 28, 2021 in connection with our initial public offering, to Traeger, Inc., and (2) prior to the completion of such conversion, to TGPX Holdings I LLC. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Initial Public Offering” in this Quarterly Report on Form 10-Q for further information.

ii

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,609	$16,740
Accounts receivable, net	111,763	92,927
Inventories	163,804	145,038
Prepaid expenses and other current assets	19,695	15,036
Total current assets	308,871	269,741
Property, plant, and equipment, net	69,807	55,477
Goodwill	185,562	297,047
Intangible assets, net	534,058	555,151
Other non-current assets	11,895	3,608
Total assets	$1,110,193	$1,181,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,636	$42,694
Accrued expenses	74,207	69,773
Line of credit	83,811	41,138
Current portion of capital leases	472	420
Current portion of contingent consideration	14,700	12,200
Other current liabilities	1,425	—
Total current liabilities	202,251	166,225
Notes payable	386,564	379,395
Capital leases, net of current portion	717	677
Contingent consideration, net of current portion	—	13,100
Deferred tax liability	11,683	11,673
Other non-current liabilities	443	434
Total liabilities	601,658	571,504
Commitments and contingencies—See Note 12
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 118,211,775 and 117,547,916 as of June 30, 2022 and December 31, 2021	12	12
Additional paid-in capital	821,806	794,413
Accumulated deficit	(325,530)	(184,819)
Accumulated other comprehensive income (loss)	12,247	(86)
Total stockholders' equity	508,535	609,520
Total liabilities and stockholders' equity	$1,110,193	$1,181,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$200,270	$213,022	$423,980	$448,595
Cost of revenue	126,764	129,715	266,909	264,657
Gross profit	73,506	83,307	157,071	183,938
Operating expenses:
Sales and marketing	43,811	47,269	76,905	78,120
General and administrative	28,886	24,802	71,755	38,358
Amortization of intangible assets	8,888	8,301	17,777	16,602
Change in fair value of contingent consideration	255	—	1,955	—
Goodwill impairment	111,485	—	111,485	—
Total operating expense	193,325	80,372	279,877	133,080
Income (loss) from operations	(119,819)	2,935	(122,806)	50,858
Other income (expense):
Interest expense	(7,064)	(7,877)	(12,901)	(15,689)
Loss on extinguishment of debt	—	(1,957)	—	(1,957)
Other income (expense), net	(5,350)	1,996	(4,806)	1,538
Total other expense	(12,414)	(7,838)	(17,707)	(16,108)
Income (loss) before provision for income taxes	(132,233)	(4,903)	(140,513)	34,750
Provision for income taxes	46	4	198	728
Net income (loss)	$(132,279)	$(4,907)	$(140,711)	$34,022
Net income (loss) per share, basic and diluted	$(1.12)	$(0.05)	$(1.19)	$0.31
Weighted average common shares outstanding, basic and diluted	118,211,168	108,724,387	118,051,090	108,724,387
Other comprehensive income:
Foreign currency translation adjustments	$12	$—	$9	$—
Change in cash flow hedge	5,735	—	12,324	—
Total other comprehensive income	5,747	—	12,333	—
Comprehensive income (loss)	$(126,532)	$(4,907)	$(128,378)	$34,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except unit and share amounts)

	Three Months Ended June 30, 2022 and 2021
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at March 31, 2022	—	$—	118,077,546	$12	$—	$809,896	$(193,251)	$6,500	$623,157
Issuance of common stock under stock plan	—	—	139,755	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(5,526)	—	—	(41)	—	—	(41)
Equity-based compensation	—	—	—	—	—	11,951	—	—	11,951
Net loss	—	—	—	—	—	—	(132,279)	—	(132,279)
Foreign currency translation adjustments	—	—	—	—	—	—	—	12	12
Change in cash flow hedge	—	—	—	—	—	—	—	5,735	5,735
Balance at June 30, 2022	—	$—	118,211,775	$12	$—	$821,806	$(325,530)	$12,247	$508,535

Balance at March 31, 2021	108,724,422	$—	—	$—	$571,994	$—	$(57,069)	$—	$514,925
Equity-based compensation	—	—	—	—	1,545	—	—	—	1,545
Net loss	—	—	—	—	—	—	(4,907)	—	(4,907)
Balance at June 30, 2021	108,724,422	$—	—	$—	$573,539	$—	$(61,976)	$—	$511,563

	Six Months Ended June 30, 2022 and 2021
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(184,819)	$(86)	$609,520
Issuance of common stock under stock plan	—	—	669,385	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(5,526)	—	—	(41)	—	—	(41)
Equity-based compensation	—	—	—	—	—	27,434	—	—	27,434
Net loss	—	—	—	—	—	—	(140,711)	—	(140,711)
Foreign currency translation adjustments	—	—	—	—	—	—	—	9	9

Change in cash flow hedge	—	—	—	—	—	—	—	12,324	12,324
Balance at June 30, 2022	—	$—	118,211,775	$12	$—	$821,806	$(325,530)	$12,247	$508,535

Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(95,998)	$—	$475,040
Equity-based compensation	—	—	—	—	2,501	—	—	—	2,501
Net loss	—	—	—	—	—	—	34,022	—	34,022
Balance at June 30, 2021	108,724,422	$—	—	$—	$573,539	$—	$(61,976)	$—	$511,563
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(140,711)	$34,022
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	6,023	4,497
Amortization of intangible assets	21,337	16,942
Amortization of deferred financing costs	979	1,373
Loss on disposal of property, plant and equipment	1,176	51
Loss on extinguishment of debt	—	1,957
Equity-based compensation expense	27,434	2,501
Bad debt expense	(127)	107
Unrealized loss on derivative contracts	2,864	4,112
Change in fair value of contingent consideration	(1,325)	—
Goodwill impairment	111,485	—
Change in operating assets and liabilities:
Accounts receivable	(18,709)	(55,165)
Inventories, net	(18,767)	(17,316)
Prepaid expenses and other current assets	(2,394)	(1,420)
Other non-current assets	23	(279)
Accounts payable and accrued expenses	(19,351)	24,798
Other non-current liabilities	19	13
Net cash provided by (used in) operating activities	(30,044)	16,194
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(12,422)	(11,248)
Capitalization of patent costs	(305)	(327)
Net cash used in investing activities	(12,727)	(11,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	110,600	65,000
Repayments on line of credit	(73,927)	(57,000)
Proceeds from long-term debt	12,500	510,000
Repayments of long-term debt	—	(446,355)
Payment of deferred financing costs	—	(8,478)
Principal payments on capital lease obligations	(217)	(184)
Payment of deferred offering costs	—	(3,906)
Payment of acquisition related contingent consideration	(9,275)	—
Taxes paid related to net share settlement of equity awards	(41)	—
Net cash provided by financing activities	39,640	59,077
Net increase (decrease) in cash and cash equivalents	(3,131)	63,696
Cash and cash equivalents at beginning of period	16,740	11,556
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,609	$75,252
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,781	$13,898
Cash paid for income taxes	$1,988	$874
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$344	$511
Property, plant, and equipment included in accounts payable and accrued expenses	$8,736	$662
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively "Traeger" or the "Company") design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices and sauces, as well as grill accessories (including covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States ("U.S."), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	13%	17%	15%	20%
Customer B	20%	16%	21%	20%
Customer C	21%	16%	18%	16%
As of June 30, 2022, customers A, B, and C accounted for a significant portion of trade accounts receivable of 22%, 23%, and 17%, compared to 45%, 13%, and 13% as of December 31, 2021. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one of the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2022 and 2021, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2022 or December 31, 2021.
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
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocation when the Company was acquired in 2017, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference.
To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company projects the future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies.

In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value. As part of our annual goodwill impairment tests as of December 31, 2021 and 2020, no impairment was recorded as the events or changes in circumstances indicated that it was not more likely than not that the fair value of the single reporting unit is less than its carrying amount. In addition to the annual goodwill impairment test, the Company performed an interim goodwill impairment test and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $111.5 million non-cash goodwill impairment charge for the three and six months ended June 30, 2022. For details associated with the Company's interim goodwill impairment testing, see Note 8 – Goodwill .
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
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2022	2021	2022	2021
Grills	$117,680	$156,101	$268,111	$334,756
Consumables	42,097	41,178	81,748	81,991
Accessories	40,493	15,743	74,121	31,848
Total revenue	$200,270	$213,022	$423,980	$448,595

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2022	2021	2022	2021
North America	$187,359	$203,692	$394,701	$429,943
Rest of world	12,911	9,330	29,279	18,652
Total revenue	$200,270	$213,022	$423,980	$448,595

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2022	2021	2022	2021
Retail	$162,137	$195,921	$365,354	$425,748
Direct to consumer	38,133	17,101	58,626	22,847
Total revenue	$200,270	$213,022	$423,980	$448,595
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
The purchase consideration includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022 as detailed in the Share Purchase Agreement. The acquisition date fair value of contingent consideration obligation of $21.5 million is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. In April 2022, the Company paid $12.6 million associated with the contingent cash consideration to the sellers based on achievement of certain revenue thresholds for fiscal year 2021. The range of the remaining undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is between $0 and $27.4 million for fiscal year 2022. See Note 10 – Fair Value Measurement for subsequent measurements of this contingent liability as of June 30, 2022.
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
In July 2022, the Company completed the determination and allocation of the consideration transferred and concluded no adjustments to the provisional amounts recognized in the Company's initial accounting for the acquisition.
The acquisition was accounted for under the acquisition method in accordance with ASC 805. The following table summarizes the fair values of the consideration transferred, assets acquired, and liabilities assumed as of the Acquisition Date (in thousands):

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
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivable	$129,534	$108,620
Allowance for doubtful accounts	(927)	(1,090)
Reserve for returns, discounts and allowances	(16,844)	(14,603)
Total accounts receivable, net	$111,763	$92,927
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$3,168	$3,106
Work in process	12,153	11,523
Finished goods	148,483	130,409
Inventories	$163,804	$145,038
Included within inventories are adjustments of $1.0 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrual for inventories in-transit	$11,837	$28,536
Warranty accrual	8,647	8,326
Accrued compensation and bonus	5,580	7,025
Build-to-suit lease liability	16,548	4,273
Other	31,595	21,613
Accrued expenses	$74,207	$69,773
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warranty accrual, beginning of period	$8,731	$8,071	$8,326	$6,728
Warranty claims	(2,604)	(2,205)	(4,088)	(3,666)
Warranty costs accrued	2,520	2,228	4,409	5,032
Warranty accrual, end of period	$8,647	$8,094	$8,647	$8,094
8 – GOODWILL
In connection with the preparation of the condensed consolidated financial statements for three and six months ended June 30, 2022, the Company conducted additional testing of its goodwill and long-lived assets. As a result of this review, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of the long-lived assets may not be recoverable, however, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment. The primary indicators of impairment were the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization. As a result of these factors, the operating results for the six months ended June 30, 2022 were lower than expected.
In performing the quantitative assessment of goodwill, the Company estimated the reporting unit's fair value under an income and market approach using a discounted cash flow model and guideline company model, respectively. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies.

As a result of the interim quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded a $111.5 million non-cash goodwill impairment charge for the three and six months ended June 30, 2022.
9 – DERIVATIVES
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
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary, by verifying the critical terms of the interest rate swap continue to match the critical terms of the hedged monthly interest payments and the hedge was expected to be highly effective as of June 30, 2022. Thus, the change in fair value of the derivative instrument offsets the change in fair value on the hedged debt, and there is no ineffectiveness to be recorded in earnings.
As of June 30, 2022, the net asset balance derived from the monthly interest settlements related to the single cash flow hedge contract was $12.3 million.
Realized losses and unrealized gains from the interest rate swap were recorded in interest expense and other comprehensive income, respectively, within the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized losses	$(1,171)	$—	$(1,605)	$—
Unrealized gains	5,735	—	12,324	—
Total gains	$4,564	$—	$10,719	$—
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
The Company had outstanding foreign currency contracts as of June 30, 2022 and December 31, 2021. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other expense in the condensed consolidated statements of operations and comprehensive income (loss).
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2022	December 31, 2021
Gross Asset Fair Value	$—	$1,439
Gross Liability Fair Value	1,425	—
Net Fair Value	$1,425	$1,439
Gains (losses) from foreign currency contracts were recorded in other income (expense) within the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains (losses)	$(451)	$2,899	$714	$5,448
Unrealized losses	(2,294)	(763)	(2,864)	(4,112)
Total gains (losses)	$(2,745)	$2,136	$(2,150)	$1,336
10 – FAIR VALUE MEASUREMENTS
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
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2022	As of December 31, 2021
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$1,439
Derivative assets—interest rate swap contract (2)	2	12,324	—
Total assets		$12,324	$1,439

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$1,425	$—
Contingent consideration—earn out (4)	3	14,700	25,300
Total liabilities		$16,125	$25,300
(1)Included in prepaid expenses and other current assets in the condensed consolidated balance sheets
(2)Included in prepaid expenses and other current assets and other non-current assets in the condensed consolidated balance sheets
(3)Included in other current liabilities in the condensed consolidated balance sheets
(4)Included in current and non-current contingent consideration in the condensed consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2022 and December 31, 2021, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated using a Monte Carlo model. Key assumptions used in the estimate include probability assessments with respect to the likelihood of achieving the performance target and discount rate of 14.49%, consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
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

The following table presents the fair value contingent consideration (in thousands):

Balance at December 31, 2021	$25,300
Payments of contingent consideration	(12,555)
Change in fair value of contingent consideration	1,955
Balance at June 30, 2022	$14,700
The following financial instruments are recorded at their carrying amount (in thousands):

	As of June 30, 2022		As of December 31, 2021
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$394,695	$333,395	$388,195	$386,139
Total liabilities	$394,695	$333,395	$388,195	$386,139
(1)Included in notes payable in the consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
11 – DEBT AND FINANCING ARRANGEMENTS
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of June 30, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $391.7 million, including a $12.5 million outstanding principal balance under the delayed draw term loan, which the Company borrowed for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combinations.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2022, the Company had drawn down $3.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the

First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2022, the Company was in compliance with the covenants under the Credit Facilities.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of June 30, 2022, the Company would have been in compliance with these amended covenants under the Amendment.
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of June 30, 2022, the Company had drawn down $83.8 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024. As of June 30, 2022, the Company was in compliance with the covenants under the Receivables Financing Agreement.
12 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
13 – EQUITY-BASED COMPENSATION
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
The Company's equity-based compensation was classified as follows in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$13	$6	$151	$12
Sales and marketing	646	380	2,409	595
General and administrative	11,292	1,159	24,874	1,894
Total equity-based compensation	$11,951	$1,545	$27,434	$2,501
On July 20, 2021, the board of directors of the Company (the "Board") approved grants of restricted stock units ("RSUs") covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include RSUs covering 7,782,957 shares granted to the Company's Chief Executive Officer ("CEO") and RSUs covering 4,380,285 shares granted to other employees, directors, and certain non-employees.
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
PSU CEO Award

The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of June 30, 2022, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and will vest based on the table below. The PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as the Company's CEO or executive chairman of the Board:

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
A summary of the time-based restricted stock unit activity during the six months ended June 30, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	6,274,860	$18.08
Granted at fair value	1,153,821	6.81
Vested	(669,385)	18.65
Forfeited	(392,201)	17.16
Outstanding at June 30, 2022	6,367,095	$16.04
As of June 30, 2022, the Company had $81.5 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.58 years.
A summary of the performance-based restricted stock unit activity during the six months ended June 30, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,933,636	$13.25
Granted at fair value	—	—
Vested	—	—
Forfeited	(93,333)	11.84
Outstanding at June 30, 2022	5,840,303	$13.27
As of June 30, 2022, the Company had $52.2 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.33 years.
14 – INCOME TAXES
For the three months ended June 30, 2022 and 2021, the Company recorded income tax provision of $46,000 and $4,000, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded income tax provision of $198,000 and $728,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of June 30, 2022, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.

15 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $3.6 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively. Amounts payable to the third party as of June 30, 2022 and December 31, 2021 was $1.3 million and $1.2 million, respectively.
16 – EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(132,279)	$(4,907)	$(140,711)	$34,022

Weighted-average common shares outstanding—basic (1)	118,211,168	108,724,387	118,051,090	108,724,387
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Weighted-average common shares outstanding—diluted (1)	118,211,168	108,724,387	118,051,090	108,724,387

Earnings (loss) per share
Basic and diluted	$(1.12)	$(0.05)	$(1.19)	$0.31
(1)For the three and six months ended June 30, 2021, the Company retrospectively applied shares of common stock outstanding upon the Corporate Conversion, immediately prior to the IPO. Refer to Note 1 – Description of Business and Basis of Presentation for a description of the Corporate Conversion.
The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	12,207,398	—	12,207,398	—
17 – SUBSEQUENT EVENTS
In July 2022, the Board approved a planned reduction in workforce, as part of a plan to reduce the Company’s costs and drive long-term operational efficiencies. Additionally, the Company took steps to suspend operations of Traeger Provisions, the Company's premium frozen meal kit business, and postpone nearshoring efforts to manufacture product in Mexico. These actions are expected to be substantially completed by the third quarter of fiscal year 2022.

As a result of these actions, the Company expects to incur total pre-tax charges of between approximately $6.0 million and $7.0 million (the “Total Costs”), of which approximately $4.3 million to $5.0 million will result in future cash expenditures. Of the Total Costs, the Company expects pre-tax charges of between approximately $3.9 million and $4.3 million related to severance, termination and suspending operations of Traeger Provisions; and pre-tax charges of between approximately $2.1 million and $2.7 million related to postponing plans to manufacture product in Mexico.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”), on March 29, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K and Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
Overview
Traeger is the creator and category leader of the wood pellet grill, an outdoor cooking system that ignites all-natural hardwoods to grill, smoke, bake, roast, braise, and barbecue. Our grills are versatile and easy to use, empowering cooks of all skill sets to create delicious meals with a wood-fired flavor that cannot be replicated with gas, charcoal, or electric grills. Grills are at the core of our platform and are complemented by Traeger wood pellets, rubs, sauces and accessories.
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer three series of grills – Pro, Ironwood and Timberline – as well as a selection of smaller, portable grills. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include grill covers, liners, tools, MEATER smart thermometers, apparel and other ancillary items.
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
Our revenue decreased by 6.0% and 5.5% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021, respectively, and was $200.3 million and $424.0 million for the three and six months ended June 30, 2022, respectively, down from $213.0 million and $448.6 million for the three and six months ended

June 30, 2021, respectively. We recorded a net loss of $132.3 million and $140.7 million for the three and six months ended June 30, 2022, respectively, compared to net loss of $4.9 million and net income of $34.0 million for the three and six months ended June 30, 2021, respectively.
Cost Reduction Actions
As previously disclosed, in July 2022, our Board approved a planned reduction in workforce, as part of a plan to reduce our costs and drive long-term operational efficiencies. Additionally, we took steps to suspend operations of Traeger Provisions, our premium frozen meal kit business, and postpone nearshoring efforts to manufacture product in Mexico. These actions are expected to be substantially completed by the end of the third quarter of fiscal year 2022.
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
Macroeconomic Conditions
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in the period ended June 30, 2022, we experienced inflationary pressure and constraints in our supply chain.
Supply chain constraints have led to higher product component and freight costs, which have increased our cost of revenues. If these macroeconomic uncertainties or supply chain challenges persist or worsen in the future, we may observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs which could impact our operating results, including our ability to achieve historical levels of revenue.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $6.7 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively, and was $1.8 million and $3.8 million for the three months ended June 30, 2022, and 2021, respectively.
As part of our plan to reduce our costs and drive long-term operational efficiencies, we expect general and administrative expense, including our research and development expenses and external legal and accounting expenses, to stabilize as we continue to manage our investments to support our growth and develop new and enhance existing products and interactive software. We also anticipate increased administrative and compliance costs as a result of being a public company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our Company in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries (collectively, "Apption Labs") pursuant to a share purchase agreement (the "Share Purchase Agreement"). These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Goodwill impairment
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocation when our Company was acquired in 2017, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The Company performed an interim goodwill impairment test and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $111.5 million non-cash goodwill impairment charge for the three and six months ended June 30, 2022.
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
Total Other Income (Expense)
Total other income (expense) consists of interest expense and other income (expense). Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below), and settlements from our interest rate swap agreement. Other income (expense) also consists of any gains (losses) on the sale of long-lived assets, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar, and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$200,270	$213,022	$(12,752)	(6.0)%	$423,980	$448,595	$(24,615)	(5.5)%
Cost of revenue	126,764	129,715	(2,951)	(2.3)%	266,909	264,657	2,252	0.9%
Gross profit	73,506	83,307	(9,801)	(11.8)%	157,071	183,938	(26,867)	(14.6)%
Operating expenses:
Sales and marketing	43,811	47,269	(3,458)	(7.3)%	76,905	78,120	(1,215)	(1.6)%
General and administrative	28,886	24,802	4,084	16.5%	71,755	38,358	33,397	87.1%
Amortization of intangible assets	8,888	8,301	587	7.1%	17,777	16,602	1,175	7.1%
Change in fair value of contingent consideration	255	—	255	100.0%	1,955	—	1,955	100.0%
Goodwill impairment	111,485	—	111,485	100.0%	111,485	—	111,485	100.0%
Total operating expense	193,325	80,372	112,953	140.5%	279,877	133,080	146,797	110.3%
Income (loss) from operations	(119,819)	2,935	(122,754)	(4,182.4)%	(122,806)	50,858	(173,664)	(341.5)%
Other income (expense):
Interest expense	(7,064)	(7,877)	(813)	(10.3)%	(12,901)	(15,689)	(2,788)	(17.8)%
Loss on extinguishment of debt	—	(1,957)	1,957	(100.0)%	—	(1,957)	1,957	(100.0)%
Other income (expense), net	(5,350)	1,996	(7,346)	368.0%	(4,806)	1,538	(6,344)	412.5%
Total other expense	(12,414)	(7,838)	4,576	58.4%	(17,707)	(16,108)	1,599	9.9%
Income (loss) before provision for income taxes	(132,233)	(4,903)	(127,330)	2,597.0%	(140,513)	34,750	(175,263)	(504.4)%
Provision for income taxes	46	4	42	n.m.	198	728	(530)	(72.8)%
Net income (loss)	$(132,279)	$(4,907)	$(127,372)	2,595.7%	$(140,711)	$34,022	$(174,733)	(513.6)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$117,680	$156,101	$(38,421)	(24.6)%
Consumables	42,097	41,178	919	2.2%
Accessories	40,493	15,743	24,750	157.2%
Total Revenue	$200,270	$213,022	$(12,752)	(6.0)%
Revenue decreased by $12.8 million, or 6.0%, to $200.3 million for the three months ended June 30, 2022 compared to $213.0 million for the three months ended June 30, 2021. The decrease was driven by lower unit volume for grills and consumables, partially offset by higher selling prices. Accessories revenue benefited from incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.

Revenue from our grills decreased by $38.4 million, or 24.6%, to $117.7 million for the three months ended June 30, 2022 compared to $156.1 million for the three months ended June 30, 2021. The decrease was primarily driven by lower unit volume, partially offset by a higher average selling price resulting from price increases taken in the second half of 2021 and early 2022.
Revenue from our consumables increased by $0.9 million, or 2.2%, to $42.1 million for the three months ended June 30, 2022 compared to $41.2 million for the three months ended June 30, 2021. The increase was driven by increased average selling prices for wood pellets and other consumables, offset by lower unit volume of pellets.
Revenue from our accessories increased by $24.8 million, or 157.2%, to $40.5 million for the three months ended June 30, 2022 compared to $15.7 million for the three months ended June 30, 2021. The increase was driven primarily by incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs combined with high demand for Traeger-branded accessories.
Gross Profit

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$73,506	$83,307	$(9,801)	(11.8)%
Gross margin (Gross profit as a percentage of revenue)	36.7%	39.1%
Gross profit decreased by $9.8 million, or 11.8%, to $73.5 million for the three months ended June 30, 2022 compared to $83.3 million for the three months ended June 30, 2021. Gross margin decreased to 36.7% for the three months ended June 30, 2022 from 39.1% for the three months ended June 30, 2021. The decrease in gross margin was driven primarily by a shift in product mix relating to the grills category, increased shipping costs, and partially offset by increased selling prices.
Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$43,811	$47,269	$(3,458)	(7.3)%
As a percentage of revenue	21.9%	22.2%
Sales and marketing expense decreased by $3.5 million, or 7.3%, to $43.8 million for the three months ended June 30, 2022 compared to $47.3 million for the three months ended June 30, 2021. As a percentage of revenue, sales and marketing expense decreased to 21.9% for the three months ended June 30, 2022 from 22.2% for the three months ended June 30, 2021. The decrease in sales and marketing expense was driven by reduced investments in advertising costs for brand awareness, demand, and conversion, and lower professional fees, offset by higher advertising costs associated with Apption Labs, which was not reflected in the comparable period results, and higher employee and travel expenses.
General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$28,886	$24,802	$4,084	16.5%
As a percentage of revenue	14.4%	11.6%
General and administrative expense increased by $4.1 million, or 16.5%, to $28.9 million for the three months ended June 30, 2022 compared to $24.8 million for the three months ended June 30, 2021. As a percentage of revenue, general and administrative expense increased to 14.4% for the three months ended June 30, 2022 from 11.6% for the three months ended June 30, 2021. The increase in general and administrative expense was driven by higher equity-based compensation expense of $11.3 million, as well as higher personnel-related expenses primarily associated with Apption Labs, which was not reflected in the comparable period results, and to support our growth. The increases were partially offset by lower professional fees and research and development costs.
Amortization of Intangible Assets

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,888	$8,301	$587	7.1%
As a percentage of revenue	4.4%	3.9%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of our Company and the July 2021 acquisition of Apption Labs, increased $0.6 million, or 7.1%, to $8.9 million for the three months ended June 30, 2022 compared to $8.3 million for the three months ended June 30, 2021.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$255	$—	$255	100.0%
As a percentage of revenue	—%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $0.3 million, or 100.0%, to $0.3 million for the three months ended June 30, 2022 compared to $0 for the three months ended June 30, 2021. The change in fair value was primarily driven by the increase in the likelihood of achieving the revenue performance targets in the Share Purchase Agreement, and a shorter discount period.
Goodwill impairment

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Goodwill impairment	$111,485	$—	$111,485	100.0%
As a percentage of revenue	56%	—%
The Company recorded non-cash goodwill impairment of $111.5 million for the three months ended June 30, 2022 compared to no impairment for the three months ended June 30, 2021. The non-cash goodwill impairment was primarily driven by the adverse impacts from macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.
Total Other Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(7,064)	$(7,877)	$(813)	(10.3)%
Loss on extinguishment of debt	—	(1,957)	(1,957)	(100.0)%
Other income (expense), net	(5,350)	1,996	(7,346)	(368.0)%
Total other expense	$(12,414)	$(7,838)	$4,576	58.4%
As a percentage of revenue	(6.2)%	(3.7)%
Total other expense increased by $4.6 million, or 58.4%, to $12.4 million for the three months ended June 30, 2022 compared to $7.8 million for the three months ended June 30, 2021. This increase was due primarily to an unfavorable change in our foreign currency derivative instruments, as well as losses recorded associated with foreign currency denominated transactions. These increases were offset by the loss on extinguishment of debt in the prior period and lower interest expense due to a reduction of the applicable interest rate on our First Lien Term Loan Facility (as defined below) as a result of refinancing of our long-term debt in June 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$268,111	$334,756	$(66,645)	(19.9)%
Consumables	81,748	81,991	(243)	(0.3)%
Accessories	74,121	31,848	42,273	132.7%
Total Revenue	$423,980	$448,595	$(24,615)	(5.5)%
Revenue decreased by $24.6 million, or 5.5%, to $424.0 million for the six months ended June 30, 2022 compared to $448.6 million for the six months ended June 30, 2021. The decrease was driven by lower unit volume for grills and consumables, partially offset by higher selling prices. Accessories revenue benefited from incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.
Revenue from our grills decreased by $66.6 million, or 19.9%, to $268.1 million for the six months ended June 30, 2022 compared to $334.8 million for the six months ended June 30, 2021. The decrease was primarily driven by lower unit volume, partially offset by a higher average selling price resulting from price increases taken in the second half of 2021 and early 2022.
Revenue from our consumables decreased by $0.2 million, or 0.3%, to $81.7 million for the six months ended June 30, 2022 compared to $82.0 million for the six months ended June 30, 2021. The decrease was driven by reduced unit volume of wood pellets, partially offset by higher average selling prices of wood pellets and other consumables.
Revenue from our accessories increased by $42.3 million, or 132.7%, to $74.1 million for the six months ended June 30, 2022 compared to $31.8 million for the six months ended June 30, 2021. The increase was driven primarily by incremental revenue due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.
Gross Profit

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$157,071	$183,938	$(26,867)	(14.6)%
Gross margin (Gross profit as a percentage of revenue)	37.0%	41.0%
Gross profit decreased by $26.9 million, or 14.6%, to $157.1 million for the six months ended June 30, 2022 compared to $183.9 million for the six months ended June 30, 2021. Gross margin decreased to 37.0% for the six months ended June 30, 2022 from 41.0% for the six months ended June 30, 2021. The decrease in gross margin was driven primarily by higher inbound shipping costs, partially offset by increased selling prices.
Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$76,905	$78,120	$(1,215)	(1.6)%
As a percentage of revenue	18.1%	17.4%
Sales and marketing expense decreased by $1.2 million, or 1.6%, to $76.9 million for the six months ended June 30, 2022 compared to $78.1 million for the six months ended June 30, 2021. As a percentage of revenue, sales and marketing expense increased to 18.1% for the six months ended June 30, 2022 from 17.4% for the six months ended June 30, 2021. The decrease in sales and marketing expense was driven by a decrease in professional fees, commissions expense, and advertising costs, partially offset by increases in employee expense associated with Apption Labs, which was not reflected in the comparable period results, equity-based compensation expense, and disposal of assets.
General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$71,755	$38,358	$33,397	87.1%
As a percentage of revenue	16.9%	8.6%
General and administrative expense increased by $33.4 million, or 87.1%, to $71.8 million for the six months ended June 30, 2022 compared to $38.4 million for the six months ended June 30, 2021. As a percentage of revenue, general and administrative expense increased to 16.9% for the six months ended June 30, 2022 from 8.6% for the six months ended June 30, 2021. The increase in general and administrative expense was driven by higher equity-based compensation expense of $24.9 million, as well as higher personnel-related expenses to support our growth and expense related to Apption Labs that are not reflected in the comparable period results, occupancy costs primarily related to insurance, and license fees, partially offset by reduced professional fees primarily related to consulting.
Amortization of Intangible Assets

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$17,777	$16,602	$1,175	7.1%
As a percentage of revenue	4.2%	3.7%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of our Company and the July 2021 acquisition of Apption Labs, increased $1.2 million, or 7.1%, to $17.8 million for the six months ended June 30, 2022 compared to $16.6 million for the six months ended June 30, 2021.
Change in Fair Value of Contingent Consideration

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,955	$—	$1,955	100.0%
As a percentage of revenue	0.5%	—%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $2.0 million, or 100.0%, to $2.0 million for the six months ended June 30, 2022 compared to $0 for the six months ended June 30, 2021. The change in fair value was primarily driven by a shorter discount period.

Goodwill impairment

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Goodwill impairment	$111,485	$—	$111,485	100.0%
As a percentage of revenue	26.3%	—%
The Company recorded non-cash goodwill impairment of $111.5 million for the six months ended June 30, 2022 compared to no impairment for the six months ended June 30, 2021. The non-cash goodwill impairment was primarily driven by the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.

Total Other Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(12,901)	$(15,689)	$(2,788)	(17.8)%
Loss on extinguishment of debt	—	(1,957)	(1,957)	(100.0)%
Other income (expense), net	(4,806)	1,538	(6,344)	(412.5)%
Total other expense	$(17,707)	$(16,108)	$1,599	9.9%
As a percentage of revenue	(4.2)%	(3.6)%
Total other expense increased by $1.6 million, or 9.9%, to $17.7 million for the six months ended June 30, 2022 compared to $16.1 million for the six months ended June 30, 2021. This increase was primarily due to an unfavorable change in our foreign currency derivative instruments, as well as losses recorded associated with foreign currency denominated transactions. These increases were offset by the loss on extinguishment of debt in the prior period and lower interest expense due to a reduction of the applicable interest rate on our First Lien Term Loan Facility (as defined below) as a result of refinancing of our long-term debt in June 2021.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our Credit Facilities and Receivables Financing Agreement.
As of June 30, 2022, we had cash and cash equivalents of $13.6 million, $122.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and no borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2022, we had drawn down $3.0 million on the Revolving Credit Facility and $83.8 million on the Receivables Financing Agreement. As of June 30, 2022, the total principal amount outstanding under our First Lien Term Loan Facility was $391.7 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Cash Flows

The following table sets forth cash flow data for the periods indicated therein:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(30,044)	$16,194
Net cash used in investing activities	(12,727)	(11,575)
Net cash provided by financing activities	39,640	59,077
Net increase (decrease) in cash and cash equivalents	$(3,131)	$63,696
Cash Flow from Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities consisted of a net loss of $140.7 million and non-cash adjustments to net loss of $169.8 million, partially offset by net changes in operating assets and liabilities of $59.2 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $6.0 million, amortization of intangible assets of $21.3 million, equity-based compensation of $27.4 million, goodwill impairment of $111.5 million, and unrealized losses on derivative contracts of $2.9 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2022 was primarily due to an increase in accounts receivable of $18.7 million and an increase in inventories of $18.8 million, partially offset by a decrease in accounts payable and accrued expenses of $19.4 million.
During the six months ended June 30, 2021, net cash provided by operating activities consisted of net income of $34.0 million and non-cash adjustments to net income of $31.5 million, partially offset by net changes in operating assets and liabilities of $49.4 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $4.5 million, amortization of intangible assets of $16.9 million, unrealized losses on derivative contracts of $4.1 million, equity-based compensation of $2.5 million, and amortization of deferred financing costs of $1.4 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2021 was primarily due to an increase in accounts receivable of $55.2 million, partially offset by an increase in inventories of $17.3 million and an increase in accounts payable and accrued expenses of $24.8 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $12.7 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $12.4 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
During the six months ended June 30, 2021, net cash used in investing activities was $11.6 million. The cash flow used was driven by the purchase of property, plant, and equipment of $11.2 million primarily related to internal-use software and website developments costs.
Cash Flow from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $39.6 million. The cash flow provided was driven primarily by net borrowings on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $36.7 million for general corporate and working capital purposes, as well as the borrowings under the delayed draw term loan of $12.5 million for purposes of financing the earn out obligation associated with the acquisition of Apption Labs.
During the six months ended June 30, 2021, net cash provided by financing activities was $59.1 million. The cash flow used was driven primarily by net borrowings on our line of credit under the Receivables Financing Agreement of $8.0 million combined with principal repayments under our old first lien term loan of $446.4 million.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of June 30, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $391.7 million, including a $12.5 million outstanding principal balance under the delayed draw term loan, which the Company borrowed for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combinations.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2022, we had drawn down $3.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2022, we were in compliance with the covenants under the Credit Facilities.
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of June 30, 2022, we would have been in compliance with these amended covenants under the Amendment.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of June 30, 2022, we had drawn down $83.8 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024. As of June 30, 2022, we were in compliance with the covenants under the Receivables Financing Agreement.
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
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2022 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 - Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factor disclosed below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
We have recently recognized impairment charges for goodwill and we may need to recognize further impairments in the future, which could materially adversely impact our financial condition and results of operations.
As of June 30, 2022, the net carrying value of goodwill totaled $297.0 million prior to concluding that a triggering event had occurred which required an interim goodwill impairment assessment . We periodically assess the value of these assets for impairment in accordance with U.S. generally accepted accounting principles (GAAP). Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets.
As discussed in Note 8 - Goodwill to the accompanying consolidated financial statements, for the period ended June 30, 2022, we recorded a $111.5 million non-cash goodwill impairment charge, which reflects that the fair value of the reporting unit is less than its carrying amount. This impairment was generally driven by macroeconomic conditions such as inflationary pressures and supply chain disruption, a sustained decrease in our stock price, and the current outlook for sales and projected profitability in the impacted reporting unit. This impairment charge negatively impacted our results of operations for the period ended June 30, 2022 and future impairment charges could have a further adverse effect on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
10.1	Traeger, Inc. Executive Change in Control Severance Plan	8-K	04/26/22	10.1
10.2	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022				*
10.3
Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022
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
Date: August 15, 2022
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 15, 2022
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)