Form 10-Q
period 2022-09-30
Traeger, Inc.
filed 2022-11-14
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2022, there were 122,616,477 shares of the registrant's common stock, par value $0.0001 outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, macroeconomic and market trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,349	$16,740
Accounts receivable, net	34,370	92,927
Inventories	161,769	145,038
Prepaid expenses and other current assets	29,327	15,036
Total current assets	233,815	269,741
Property, plant, and equipment, net	75,135	55,477
Goodwill	74,725	297,047
Intangible assets, net	523,457	555,151
Other non-current assets	19,075	3,608
Total assets	$926,207	$1,181,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,494	$42,694
Accrued expenses	68,704	69,773
Line of credit	13,451	41,138
Current portion of capital leases	457	420
Current portion of contingent consideration	7,570	12,200
Other current liabilities	3,129	—
Total current liabilities	109,805	166,225
Notes payable	430,898	379,395
Capital leases, net of current portion	1,058	677
Contingent consideration, net of current portion	8,950	13,100
Deferred tax liability	11,692	11,673
Other non-current liabilities	437	434
Total liabilities	562,840	571,504
Commitments and contingencies—See Note 12
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 122,587,393 and 117,547,916 as of September 30, 2022 and December 31, 2021	12	12
Additional paid-in capital	875,059	794,413
Accumulated deficit	(536,169)	(184,819)
Accumulated other comprehensive income (loss)	24,465	(86)
Total stockholders' equity	363,367	609,520
Total liabilities and stockholders' equity	$926,207	$1,181,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$93,788	$162,018	$517,768	$610,613
Cost of revenue	67,810	107,696	334,719	372,353
Gross profit	25,978	54,322	183,049	238,260
Operating expenses:
Sales and marketing	25,496	48,519	102,401	126,639
General and administrative	70,882	75,824	142,637	114,182
Amortization of intangible assets	8,889	8,889	26,666	25,491
Change in fair value of contingent consideration	1,820	2,900	3,775	2,900
Goodwill impairment	110,837	—	222,322	—
Restructuring costs	8,036	—	8,036	—
Total operating expense	225,960	136,132	505,837	269,212
Loss from operations	(199,982)	(81,810)	(322,788)	(30,952)
Other income (expense):
Interest expense	(7,337)	(5,704)	(20,238)	(21,393)
Loss on extinguishment of debt	—	(3,228)	—	(5,185)
Other income (expense), net	(3,545)	(426)	(8,351)	1,112
Total other expense	(10,882)	(9,358)	(28,589)	(25,466)
Loss before benefit for income taxes	(210,864)	(91,168)	(351,377)	(56,418)
Benefit for income taxes	(225)	(1,983)	(27)	(1,255)
Net loss	$(210,639)	$(89,185)	$(351,350)	$(55,163)
Net loss per share, basic and diluted	$(1.76)	$(0.78)	$(2.96)	$(0.50)
Weighted average common shares outstanding, basic and diluted	119,924,371	114,382,955	118,682,379	110,631,304
Other comprehensive income (loss):
Foreign currency translation adjustments	$(67)	$11	$(58)	$11
Change in cash flow hedge	12,285	—	24,609	—
Total other comprehensive income	12,218	11	24,551	11
Comprehensive loss	$(198,421)	$(89,174)	$(326,799)	$(55,152)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except unit and share amounts)

	Three Months Ended September 30, 2022 and 2021
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at June 30, 2022	—	$—	118,211,775	$12	$—	$821,806	$(325,530)	$12,247	$508,535
Issuance of common stock under stock plan	—	—	4,375,618	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	53,253	—	—	53,253
Net loss	—	—	—	—	—	—	(210,639)	—	(210,639)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(67)	(67)
Change in cash flow hedge	—	—	—	—	—	—	—	12,285	12,285
Balance at September 30, 2022	—	$—	122,587,393	$12	$—	$875,059	$(536,169)	$24,465	$363,367

Balance at June 30, 2021	108,724,422	$—	—	$—	$573,539	$—	$(61,976)	$—	$511,563
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(573,539)	573,528	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,544	—	—	142,544
Equity-based compensation	—	—	—	—	—	59,210	—	—	59,210
Net loss	—	—	—	—	—	—	(89,185)	—	(89,185)
Foreign currency translation adjustments	—	—	—	—	—	—	—	11	11
Balance at September 30, 2021	—	$—	117,547,916	$12	$—	$775,282	$(151,161)	$11	$624,144

	Nine Months Ended September 30, 2022 and 2021
	Common Units		Common Stock		Members Capital	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's and Stockholders' Equity
	Units	No Par Value	Shares	Amount
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(184,819)	$(86)	$609,520
Issuance of common stock under stock plan	—	—	5,045,003	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(5,526)	—	—	(41)	—	—	(41)
Equity-based compensation	—	—	—	—	—	80,687	—	—	80,687
Net loss	—	—	—	—	—	—	(351,350)	—	(351,350)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(58)	(58)
Change in cash flow hedge	—	—	—	—	—	—	—	24,609	24,609
Balance at September 30, 2022	—	$—	122,587,393	$12	$—	$875,059	$(536,169)	$24,465	$363,367

Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(95,998)	$—	$475,040
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(571,038)	571,027	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,544	—	—	142,544
Equity-based compensation	—	—	—	—	—	61,711	—	—	61,711
Net loss	—	—	—	—	—	—	(55,163)	—	(55,163)
Foreign currency translation adjustments	—	—	—	—	—	—	—	11	11
Balance at September 30, 2021	—	$—	117,547,916	$12	$—	$775,282	$(151,161)	$11	$624,144
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(351,350)	$(55,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	9,703	6,647
Amortization of intangible assets	32,025	27,622
Amortization of deferred financing costs	1,468	1,871
Loss on disposal of property, plant and equipment	707	104
Loss on extinguishment of debt	—	5,185
Equity-based compensation expense	80,687	61,711
Bad debt expense	(317)	634
Unrealized loss on foreign currency contracts	4,567	4,800
Change in fair value of contingent consideration	495	2,900
Goodwill impairment	222,322	—
Restructuring costs	1,419	—
Change in operating assets and liabilities:
Accounts receivable	58,874	(19,192)
Inventories	(16,731)	(40,331)
Prepaid expenses and other current assets	(7,118)	(7,479)
Other non-current assets	64	(219)
Accounts payable and accrued expenses	(42,838)	10,031
Other non-current liabilities	22	9
Net cash used in operating activities	(6,001)	(870)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(15,128)	(17,986)
Capitalization of patent costs	(403)	(424)
Business combination, net of cash acquired	—	(57,041)
Net cash used in investing activities	(15,531)	(75,451)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	166,978	84,000
Repayments on line of credit	(156,666)	(65,000)
Proceeds from long-term debt	12,500	510,000
Repayments of long-term debt	—	(579,915)
Payment of deferred financing costs	—	(8,478)
Principal payments on capital lease obligations	(355)	(283)
Proceeds from initial public offering, net of issuance costs	—	142,544
Payment of acquisition related contingent consideration	(9,275)	—
Taxes paid related to net share settlement of equity awards	(41)	—
Net cash provided by financing activities	13,141	82,868
Net increase (decrease) in cash and cash equivalents	(8,391)	6,547
Cash and cash equivalents at beginning of period	16,740	11,556
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,349	$18,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,403	$18,974
Cash paid for income taxes	$2,250	$1,665
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under capital leases	$952	$534
Property, plant, and equipment included in accounts payable and accrued expenses	$15,512	$3,395
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	14%	11%	15%	18%
Customer B	5%	16%	18%	19%
Customer C	17%	18%	17%	17%
Customer D	6%	11%	5%	6%
As of September 30, 2022, customers A, B, C, and D accounted for a significant portion of trade accounts receivable of 23%, 12%, 11%, and 13% compared to 45%, 13%, 13%, and 5% as of December 31, 2021. Concentrations of credit risk exist to the extent credit terms are extended with these four large customers. A business failure on the part of any one of the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2022 and 2021, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2022 or December 31, 2021.
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
In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value. As part of our annual goodwill impairment tests as of December 31, 2021, no impairment was recorded as the events or changes in circumstances indicated that it was not more likely than not that the fair value of the single reporting unit is less than its carrying amount. In addition to the annual goodwill impairment test, the Company performed an interim goodwill impairment test and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $110.8 million and $222.3 million non-cash goodwill impairment charge for the three and nine months ended September 30, 2022, respectively. For details associated with the Company's interim goodwill impairment testing, see Note 8 – Goodwill.
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
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2022	2021	2022	2021
Grills	$38,994	$108,799	$307,105	$443,495
Consumables	25,151	28,029	106,899	110,067
Accessories	29,644	25,190	103,764	57,051
Total revenue	$93,788	$162,018	$517,768	$610,613

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2022	2021	2022	2021
North America	$82,638	$151,862	$477,338	$581,805
Rest of world	11,150	10,156	40,430	28,808
Total revenue	$93,788	$162,018	$517,768	$610,613

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2022	2021	2022	2021
Retail	$68,060	$138,376	$433,001	$564,133
Direct to consumer	25,728	23,642	84,767	46,480
Total revenue	$93,788	$162,018	$517,768	$610,613

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
The purchase consideration includes contingent cash consideration payable to the sellers based on achievement of certain revenue thresholds for fiscal years 2021 and 2022 as detailed in the Share Purchase Agreement. The acquisition date fair value of contingent consideration obligation of $21.5 million is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. In April 2022, the Company paid $12.6 million associated with the contingent cash consideration to the sellers based on achievement of certain revenue thresholds for fiscal year 2021. The range of the remaining undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is between $0 and $27.4 million for fiscal year 2022. See Note 10 – Fair Value Measurements for subsequent measurements of this contingent liability as of September 30, 2022.
On November 10, 2022, the Company entered into Amendment No. 2 to the Share Purchase Agreement to extend the earn out period through the end of 2023. This amendment also modified the contingent consideration calculation associated with the achievement of certain revenue, EBITDA, and successful product launch thresholds.
The Company recognized $1.8 million of acquisition-related costs during fiscal year 2021 that were recorded in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
The operating results of Apption Labs have been included in the Company's condensed consolidated statements of operations and comprehensive loss since the acquisition date. Actual and pro forma revenue and results of operations for the acquisition have not been presented because they do not have a material impact to the consolidated revenue and results of operations, either individually or in the aggregate.
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
	$53,100
Identifiable intangible assets acquired primarily include technology, trademarks, distributor relationship, and non-compete arrangements. The fair value of technology acquired in the acquisition was determined using the excess earnings model, the trademarks acquired was determined using a relief from royalty model, the distributor relationships acquired was determined using the distributor model, and the non-compete arrangements acquired were determined using the with and without model. These models utilize certain unobservable inputs, including discounted cash flows, historical and projected financial information, royalty rates, distributor attrition rates, and technology obsolescence rates, classified as Level 3 measurements as defined by Fair Value Measurement (Topic 820). Amortization of technology is recorded in cost of revenue and amortization of trademarks, distributor relationships and non-compete arrangements are recorded in amortization of intangible assets in the condensed consolidated statements of operations and comprehensive loss.
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$49,473	$108,620
Allowance for doubtful accounts	(723)	(1,090)
Reserve for returns, discounts and allowances	(14,380)	(14,603)
Total accounts receivable, net	$34,370	$92,927
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$2,229	$3,106
Work in process	11,743	11,523
Finished goods	147,797	130,409
Inventories	$161,769	$145,038
Included within inventories are adjustments of $0.3 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrual for inventories in-transit	$4,394	$28,536
Warranty accrual	7,285	8,326
Accrued compensation and bonus	4,458	7,025
Build-to-suit lease liability	23,456	4,273
Other	29,111	21,613
Accrued expenses	$68,704	$69,773
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warranty accrual, beginning of period	$8,647	$8,094	$8,326	$6,728
Warranty claims	(2,239)	(2,544)	(6,327)	(6,224)
Warranty costs accrued	877	2,886	5,286	7,929
Warranty accrual, end of period	$7,285	$8,436	$7,285	$8,436
8 – GOODWILL
As a result of sustained decreases in the Company’s publicly quoted share price, market capitalization and lower than expected operating results, the Company conducted an analysis of its goodwill and long-lived assets. As a result of this analysis, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of the long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment. The primary indicators of impairment remain to be the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization. As a result of these factors, the operating results for the three and nine months ended September 30, 2022 were lower than expected.

Consistent with the prior goodwill impairment testing, the Company estimated the reporting unit's fair value under an income and market approach using a discounted cash flow model and guideline company model, respectively. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies.

As a result of the interim quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded $110.8 million and $222.3 million of non-cash goodwill impairment charge for the three and nine months ended September 30, 2022, respectively.
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
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income within the condensed consolidated statements of operations and comprehensive loss, to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive loss within the condensed consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the condensed consolidated statement of cash flows.
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary, by verifying the critical terms of the interest rate swap continue to match the critical terms of the hedged monthly interest payments and the hedge was expected to be highly effective as of September 30, 2022. Thus, the change in fair value of the derivative instrument offsets the change in fair value on the hedged debt, and there is no ineffectiveness to be recorded in earnings.
As of September 30, 2022, the net asset balance derived from the monthly interest settlements related to the single cash flow hedge contract was $24.6 million.
Realized gains (losses) and unrealized gains from the interest rate swap were recorded in interest expense and other comprehensive income, respectively, within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains (losses)	$84	$—	$(1,521)	$—
Unrealized gains	12,285	—	24,609	—
Total gains	$12,369	$—	$23,088	$—
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

The Company had outstanding foreign currency contracts as of September 30, 2022 and December 31, 2021. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other expense in the condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2022	December 31, 2021
Gross Asset Fair Value	$—	$1,439
Gross Liability Fair Value	3,129	—
Net Fair Value	$3,129	$1,439
Gains (losses) from foreign currency contracts were recorded in other income (expense) within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains (losses)	$(964)	$1,301	$(250)	$6,749
Unrealized losses	(1,703)	(689)	(4,567)	(4,800)
Total gains (losses)	$(2,667)	$612	$(4,817)	$1,949
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
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2022	As of December 31, 2021
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$1,439
Derivative assets—interest rate swap contract (2)	2	24,609	—
Total assets		$24,609	$1,439

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$3,129	$—
Contingent consideration—earn out (4)	3	16,520	25,300
Total liabilities		$19,649	$25,300
(1)Included in prepaid expenses and other current assets in the condensed consolidated balance sheets
(2)Included in prepaid expenses and other current assets and other non-current assets in the condensed consolidated balance sheets
(3)Included in other current liabilities in the condensed consolidated balance sheets
(4)Included in current and non-current contingent consideration in the condensed consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2022 and December 31, 2021, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.

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
The fair values of the Company's contingent consideration earn out obligation associated with the Apption Labs business combination is estimated using a Monte Carlo model. Key assumptions used in the estimate include probability assessments with respect to the likelihood of achieving the performance target consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the revaluation of contingent consideration in our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The following table presents the fair value contingent consideration (in thousands):

Balance at December 31, 2021	$25,300
Payments of contingent consideration	(12,555)
Change in fair value of contingent consideration	3,775
Balance at September 30, 2022	$16,520
The following financial instruments are recorded at their carrying amount (in thousands):

	As of September 30, 2022		As of December 31, 2021
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$438,696	$353,749	$388,195	$386,139
Total liabilities	$438,696	$353,749	$388,195	$386,139
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of September 30, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $391.7 million, including a $12.5 million outstanding principal balance under the delayed draw term loan, which the Company borrowed for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combination.

Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2022, the Company had drawn down $47.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2022, the Company was in compliance with the covenants under the Credit Facilities.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of September 30, 2022, the Company was in compliance with these amended covenants under the Amendment.
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. On August 19, 2022, the Company entered into Amendment No. 4 to the Receivables Financing Agreement to increase the liquidity level that must be maintained to avoid a “Liquidity Shortfall” (as defined in the agreement) from $7.5 million to $42.5 million. As of September 30, 2022, the Company had drawn down $13.5 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024.
The Company was not in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2022 due to a minimum dilution ratio as defined in the Receivables Financing Agreement. Such non-compliance did not result in the acceleration or increase of a direct financial obligation or an obligation under an off-balance sheet arrangement. On November, 8, 2022, the Company obtained a waiver for the breach of compliance to the covenants as of September 30, 2022 and entered into Amendment No. 7 under the Receivables Financing Agreement with MUFG, amending the definition of the dilution ratio and the net receivable pool balance to factor in certain contractual dilution amounts (as defined in the agreement) for future periods.
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
The Company's equity-based compensation was classified as follows in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$34	$568	$185	$580
Sales and marketing	603	12,444	3,012	12,975
General and administrative	52,616	46,198	77,490	48,156
Total equity-based compensation	$53,253	$59,210	$80,687	$61,711
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
PSU CEO Award
The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of September 30, 2022, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and will vest based on the table below. The PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as the Company's CEO or executive chairman of the Board:

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
Letter Agreement
On August 31, 2022, the Board approved a letter agreement between the Company and the Company’s CEO (the “Letter Agreement”) intended to facilitate a personal tax planning initiative.
The Letter Agreement provided for the accelerated vesting of 2,075,455 unvested RSUs and 518,864 earned but unvested PSUs held by the CEO, and required the CEO to pay the withholding tax associated with the acceleration of the awards by cash or check, rather than by selling vested shares to cover the tax obligation.
In addition, the Letter Agreement imposes certain clawback rights intended to maintain the retention incentives of the RSUs and PSUs by mirroring their former vesting schedule. If the CEO experiences a termination of service, other than due to a qualifying termination (as defined in the award agreements), prior to an original vesting date of an RSU or PSU, the CEO will forfeit and return to the Company that number of shares of the Company’s common stock that would not otherwise have vested pursuant to the terms of the original award agreements or, if he has disposed of or transferred such shares, he will deliver to the Company the corresponding value of those shares plus any gain realized in connection with such sale or other transfer.
The approval for the acceleration of vesting was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, the Company recorded approximately $39.4 million of accelerated equity-based compensation for the three and nine months ended September 30, 2022.
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
Amendments to RSUs
In August 2022, the Board approved an amendment to the vesting schedule applicable to the IPO RSUs held by certain directors. Pursuant to the amendment, the IPO RSUs are eligible to vest as to one-third of the underlying shares on each of the first, second and third anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries.
In addition, in August 2022, the Board approved an amendment to RSUs previously granted to certain employees impacted by the Company’s reduction in workforce. The amendment provided for accelerated vesting of one-third of the RSUs underlying each award then-held by such employees upon any termination of service (as defined in the 2021 Plan), subject to the holder’s timely execution and delivery to the Company (and, as applicable, non-revocation) of a general release of claims in favor of the Company.
The approval for the amendment to the vesting schedule was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Awards where vesting was probable prior to and after the modification resulted in an acceleration of a portion of the remaining expense, consistent with the accelerated vesting schedule, based on the original grant date fair value. Awards where vesting was not probable prior to modification resulted in remeasurement of the fair value as of the modification date, which resulted in a decrease in total fair value of awards of approximately $6.7 million due to a decrease in the fair value between the original grant date and the modification date. Due to the decrease in the fair value between the original grant date and modification date, the Company recorded a cumulative-effect adjustment. As a result of the accelerated vesting schedule, net of the cumulative-effect adjustment, the Company recorded $1.1 million of accelerated equity-based compensation for the three and nine months ended September 30, 2022.
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
A summary of the time-based restricted stock unit activity during the nine months ended September 30, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	6,274,860	$18.08
Modified	(449,179)	18.05
Granted	4,433,330	3.78
Vested	(4,007,275)	17.56
Forfeited	(567,531)	15.35
Outstanding at September 30, 2022	5,684,205	$7.57
As of September 30, 2022, the Company had $37.2 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.29 years.
A summary of the performance-based restricted stock unit activity during the nine months ended September 30, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,933,636	$13.25
Granted at fair value	—	—
Vested	(1,037,728)	16.51
Forfeited	(93,333)	11.84
Outstanding at September 30, 2022	4,802,575	$12.57
As of September 30, 2022, the Company had $41.8 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.43 years.
14 – INCOME TAXES
For the three months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $225,000 and $2,000,000, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $27,000 and $1,300,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2022, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
15 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $5.0 million and $8.2 million for the nine months ended September 30, 2022, and 2021, respectively. Amounts payable to the third party as of September 30, 2022, and December 31, 2021 was $0.9 million and $1.2 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(210,639)	$(89,185)	$(351,350)	$(55,163)

Weighted-average common shares outstanding—basic	119,924,371	114,382,955	118,682,379	110,631,304
Effect of dilutive securities:
Restricted stock units	—	—	—	—
Weighted-average common shares outstanding—diluted	119,924,371	114,382,955	118,682,379	110,631,304

Earnings (loss) per share
Basic and diluted	$(1.76)	$(0.78)	$(2.96)	$(0.50)

The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	10,486,780	12,081,024	10,486,780	12,081,024
17 – RESTRUCTURING PLAN
In July 2022, the Board approved a restructuring plan (the "2022 restructuring plan") as part of its efforts to reduce the Company’s costs and drive long-term operational efficiencies due to challenging macroeconomic pressures. As part of the 2022 restructuring plan, the Company eliminated approximately 14% of its global headcount, suspended operations of Traeger Provisions (the Company's premium frozen meal kit business), and postponed nearshoring efforts to manufacture product in Mexico. These actions were substantially completed in the third quarter of fiscal 2022.
The following table summarizes the costs recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 in connection with the 2022 restructuring plan (in thousands):

Three and Nine Months Ended September 30, 2022
Costs recorded in cost of revenue:
Inventory write-off and contract cancellation costs	$1,608
Total costs recorded in cost of revenue	1,608
Costs recorded in restructuring costs:
Employee related costs	2,229
Contract exit costs	4,255
Other restructuring related costs	1,552
Total costs recorded in restructuring costs	8,036
Total restructuring costs	$9,644

A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the condensed consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at December 31, 2021	$—	$—	$—
Net additions charged to expense	2,229	5,640	—
Cash payments against reserve	(1,591)	(833)	—
Balance at September 30, 2022	$638	$4,807	$—

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
Our revenue decreased by 42.1% and 15.2% for the three and nine months ended September 30, 2022, respectively, as compared to the three and nine months ended September 30, 2021, respectively, and was $93.8 million and $517.8 million for the three and nine months ended September 30, 2022, respectively, down from $162.0 million and $610.6 million for the three and nine months ended September 30, 2021, respectively. We recorded a net loss of $210.6 million and $351.4 million for the three and nine months ended September 30, 2022, respectively, compared to net loss of $89.2 million and net income of $55.2 million for the three and nine months ended September 30, 2021, respectively.
Cost Reduction Actions
As previously disclosed, in July 2022, our Board approved, a restructuring plan (the "2022 restructuring plan") as part of efforts to reduce the Company's costs and drive long-term operational efficiencies due to challenging macroeconomic pressures. As part of the 2022 restructuring plan, the Company eliminated approximately 14% of its global headcount, suspended operations of Traeger Provisions (our premium frozen meal kit business), and postponed nearshoring efforts to manufacture product in Mexico. These actions were substantially completed in the third quarter of fiscal 2022.
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
Macroeconomic Conditions
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in the period ended September 30, 2022, we experienced inflationary pressure, slowdown in consumer demand, and constraints in our supply chain. These challenging macroeconomic pressures have resulted in a a decline in our revenue in the third quarter of 2022 compared to the prior year period. We expect these macroeconomic trends to continue through the fourth quarter of 2022, with lower revenue and margins anticipated as compared to the corresponding prior year period.
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
Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and equity-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We expect our sales and marketing expense to decrease as we continue to reduce our costs to drive long-term operational efficiencies due to challenging macroeconomic pressures. We also anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $8.6 million and $13.1 million for the nine months ended September 30, 2022 and 2021, respectively, and was $1.9 million and $7.3 million for the three months ended September 30, 2022, and 2021, respectively.
As a result of the 2022 restructuring plan, we expect general and administrative expense, including our research and development expenses and external legal and accounting expenses, to normalize as we continue to manage our investments to support our growth and develop new and enhance existing products. We also anticipate increased administrative and compliance costs as a result of being a public company. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.
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
When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The Company performed an interim goodwill impairment test and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $110.8 million and $222.3 million non-cash goodwill impairment charge for the three and nine months ended September 30, 2022, respectively.
Restructuring Costs
The Board approved the 2022 restructuring plan as part of its efforts to reduce our costs and drive long-term operational efficiencies due to challenging macroeconomic pressures. As part of the 2020 restructuring plan, we eliminated approximately 14% of its global headcount, suspended operations of Traeger Provisions, our premium frozen meal kit business, and postponed nearshoring efforts to manufacture product in Mexico. These actions were substantially completed in the third quarter of fiscal 2022.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$93,788	$162,018	$(68,230)	(42.1)%	$517,768	$610,613	$(92,845)	(15.2)%
Cost of revenue	67,810	107,696	(39,886)	(37.0)%	334,719	372,353	(37,634)	(10.1)%
Gross profit	25,978	54,322	(28,344)	(52.2)%	183,049	238,260	(55,211)	(23.2)%
Operating expenses:
Sales and marketing	25,496	48,519	(23,023)	(47.5)%	102,401	126,639	(24,238)	(19.1)%
General and administrative	70,882	75,824	(4,942)	(6.5)%	142,637	114,182	28,455	24.9%
Amortization of intangible assets	8,889	8,889	—	—%	26,666	25,491	1,175	4.6%
Change in fair value of contingent consideration	1,820	2,900	(1,080)	(37.2)%	3,775	2,900	875	30.2%
Goodwill impairment	110,837	—	110,837	100.0%	222,322	—	222,322	100.0%
Restructuring costs	8,036	—	8,036	100.0%	8,036	—	8,036	100.0%
Total operating expense	225,960	136,132	89,828	66.0%	505,837	269,212	236,625	87.9%
Loss from operations	(199,982)	(81,810)	(118,172)	144.4%	(322,788)	(30,952)	(291,836)	942.9%
Other income (expense):
Interest expense	(7,337)	(5,704)	1,633	28.6%	(20,238)	(21,393)	(1,155)	(5.4)%
Loss on extinguishment of debt	—	(3,228)	3,228	(100.0)%	—	(5,185)	5,185	(100.0)%
Other income (expense), net	(3,545)	(426)	(3,119)	(732.2)%	(8,351)	1,112	(9,463)	851.0%
Total other expense	(10,882)	(9,358)	1,524	16.3%	(28,589)	(25,466)	3,123	12.3%
Loss before benefit for income taxes	(210,864)	(91,168)	(119,696)	131.3%	(351,377)	(56,418)	(294,959)	522.8%
Benefit for income taxes	(225)	(1,983)	1,758	(88.7)%	(27)	(1,255)	1,228	(97.8)%
Net loss	$(210,639)	$(89,185)	$(121,454)	136.2%	$(351,350)	$(55,163)	$(296,187)	536.9%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$38,994	$108,799	$(69,805)	(64.2)%
Consumables	25,151	28,029	(2,878)	(10.3)%
Accessories	29,644	25,190	4,454	17.7%
Total Revenue	$93,788	$162,018	$(68,229)	(42.1)%
Revenue decreased by $68.2 million, or 42.1%, to $93.8 million for the three months ended September 30, 2022 compared to $162.0 million for the three months ended September 30, 2021. The decrease was driven by lower unit volume for grills and consumables primarily due to challenging global macroeconomic conditions. The decrease was partially offset by increased revenue from accessories due to continued growth of MEATER smart thermometer business and higher selling prices for grills.
Revenue from our grills decreased by $69.8 million, or 64.2%, to $39.0 million for the three months ended September 30, 2022 compared to $108.8 million for the three months ended September 30, 2021. The decrease was primarily driven by lower unit volume due to challenging global macroeconomic conditions, partially offset by a higher average selling price resulting from price increases taken in September 2021 and early 2022 and the introduction of higher average selling priced product in 2022.
Revenue from our consumables decreased by $2.9 million, or 10.3%, to $25.2 million for the three months ended September 30, 2022 compared to $28.0 million for the three months ended September 30, 2021. The decrease was driven by lower unit volume of wood pellets partially offset by higher unit volume of sauces and rubs primarily due to an increase in distribution channels. The increase in the average selling price of sauces and rubs also partially offset the decrease.
Revenue from our accessories increased by $4.5 million, or 17.7%, to $29.6 million for the three months ended September 30, 2022 compared to $25.2 million for the three months ended September 30, 2021. The increase was driven primarily by continued growth of the MEATER smart thermometers business.
Gross Profit

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$25,978	$54,322	$(28,344)	(52.2)%
Gross margin (Gross profit as a percentage of revenue)	27.7%	33.5%
Gross profit decreased by $28.3 million, or 52.2%, to $26.0 million for the three months ended September 30, 2022 compared to $54.3 million for the three months ended September 30, 2021. Gross margin decreased to 27.7% for the three months ended September 30, 2022 from 33.5% for the three months ended September 30, 2021. The decrease in gross margin was driven primarily by increased logistics and warehousing costs, promotional discounts to reduce inventory levels, and restructuring costs. The decrease was partially offset by higher selling prices of grills and accessories.
Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$25,496	$48,519	$(23,023)	(47.5)%
As a percentage of revenue	27.2%	29.9%
Sales and marketing expense decreased by $23.0 million, or 47.5%, to $25.5 million for the three months ended September 30, 2022 compared to $48.5 million for the three months ended September 30, 2021. As a percentage of revenue, sales and marketing expense decreased to 27.2% for the three months ended September 30, 2022 from 29.9% for the three months ended September 30, 2021. The decrease in sales and marketing expense was driven by a reduction of $11.8 million in equity-based compensation primarily due to the prior period accelerated vesting of $10.2 million in connection with the unvested and outstanding Class B unit awards upon completion of the initial public offering, lower professional fees and sales commission expense as revenue declined, and reduced investments in advertising costs for brand awareness, demand, and conversion.
General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$70,882	$75,824	$(4,942)	(6.5)%
As a percentage of revenue	75.6%	46.8%
General and administrative expense decreased by $4.9 million, or 6.5%, to $70.9 million for the three months ended September 30, 2022 compared to $75.8 million for the three months ended September 30, 2021. As a percentage of revenue, general and administrative expense increased to 75.6% for the three months ended September 30, 2022 from 46.8% for the three months ended September 30, 2021. The decrease in general and administrative expense was driven by lower professional service fees primarily due to the suspension of the Traeger Provisions' business, a reduction in research and development costs, lower bonus expense, and lower employee related expenses. The decrease was partially offset by an increase in equity-based compensation of $6.4 million, due to an accelerated vesting of $40.5 million in connection with the current period modifications related to awards held by the CEO and certain directors compared to equity-based compensation of $36.9 million in connection with the prior period acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering.
Amortization of Intangible Assets

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,889	$8,889	$—	—%
As a percentage of revenue	9.5%	5.5%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of our Company and the July 2021 acquisition of Apption Labs remained flat at $8.9 million for the three months ended September 30, 2022 compared to $8.9 million for the three months ended September 30, 2021.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,820	$2,900	$(1,080)	(37.2)%
As a percentage of revenue	1.9%	1.8%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased $1.1 million, or 37.2%, to $1.8 million for the three months ended September 30, 2022 compared to $2.9 million for the three months ended September 30, 2021. The change in fair value was primarily driven by the increase in the likelihood of achieving the performance targets in the Share Purchase Agreement.
Goodwill Impairment

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Goodwill impairment	$110,837	$—	$110,837	100.0%
As a percentage of revenue	118.2%	—%
The Company recorded non-cash goodwill impairment of $110.8 million for the three months ended September 30, 2022 compared to no impairment for the three months ended September 30, 2021. The non-cash goodwill impairment was primarily driven by our reporting unit's sustained decrease in discounted projections of estimated operating results and cash flows as well as decreased valuation multiples compared to publicly traded companies, resulting in our reporting units carrying amount exceeding its fair value.

Restructuring Costs

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Restructuring costs	$8,036	$—	$8,036	100.0%
As a percentage of revenue	8.6%	—%
The Company recorded restructuring costs of $8.0 million for the three months ended September 30, 2022 compared to no restructuring costs for the three months ended September 30, 2021. The restructuring costs were primarily due to the reduction in force, suspended operations of Traeger Provisions, and postponed nearshoring efforts to manufacture product in Mexico.
Total Other Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(7,337)	$(5,704)	$1,633	28.6%
Loss on extinguishment of debt	—	(3,228)	(3,228)	(100.0)%
Other expense, net	(3,545)	(426)	3,119	732.2%
Total other expense	$(10,882)	$(9,358)	$1,524	16.3%
As a percentage of revenue	(11.6)%	(5.8)%
Total other expense increased by $1.5 million, or 16.3%, to $10.9 million for the three months ended September 30, 2022 compared to $9.4 million for the three months ended September 30, 2021. This increase was due primarily to an unfavorable change in our foreign currency derivative instruments, as well as losses recorded associated with foreign currency denominated transactions, and an increase in interest expense due to higher utilization of the accounts receivable credit facility and a draw down of the delayed draw term loan. These increases were partially offset by the loss on extinguishment of debt in the prior period as a result of refinancing of our long-term debt in June 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$307,105	$443,495	$(136,390)	(30.8)%
Consumables	106,899	110,067	(3,168)	(2.9)%
Accessories	103,764	57,051	46,713	81.9%
Total Revenue	$517,768	$610,613	$(92,845)	(15.2)%
Revenue decreased by $92.8 million, or 15.2%, to $517.8 million for the nine months ended September 30, 2022 compared to $610.6 million for the nine months ended September 30, 2021. The decrease was driven by lower unit volume for grills and consumables primarily due to challenging global macroeconomic conditions, partially offset by higher selling prices for grills. Accessories revenue benefited from incremental revenue in the first half of 2022 due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.
Revenue from our grills decreased by $136.4 million, or 30.8%, to $307.1 million for the nine months ended September 30, 2022 compared to $443.5 million for the nine months ended September 30, 2021. The decrease was primarily driven by lower unit volume, partially offset by a higher average selling price resulting from price increases taken in September 2021 and early 2022.

Revenue from our consumables decreased by $3.2 million, or 2.9%, to $106.9 million for the nine months ended September 30, 2022 compared to $110.1 million for the nine months ended September 30, 2021. The decrease was driven by lower unit volume of wood pellets partially offset by higher average selling prices of wood pellets and other consumables.
Revenue from our accessories increased by $46.7 million, or 81.9%, to $103.8 million for the nine months ended September 30, 2022 compared to $57.1 million for the nine months ended September 30, 2021. The increase was driven primarily by incremental revenue in the first half of 2022 due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs combined with growth in of the Meater business in the third quarter of 2022 compared to the prior comparable period.
Gross Profit

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$183,049	$238,260	$(55,211)	(23.2)%
Gross margin (Gross profit as a percentage of revenue)	35.4%	39.0%
Gross profit decreased by $55.2 million, or 23.2%, to $183.0 million for the nine months ended September 30, 2022 compared to $238.3 million for the nine months ended September 30, 2021. Gross margin decreased to 35.4% for the nine months ended September 30, 2022 from 39.0% for the nine months ended September 30, 2021. The decrease in gross margin was driven primarily by a shift in product mix in the grills category, increased shipping costs, a decrease in margin for the Meater business, and restructuring costs. The decrease was partially offset by higher selling prices of grills and accessories.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$102,401	$126,639	$(24,238)	(19.1)%
As a percentage of revenue	19.8%	20.7%
Sales and marketing expense decreased by $24.2 million, or 19.1%, to $102.4 million for the nine months ended September 30, 2022 compared to $126.6 million for the nine months ended September 30, 2021. As a percentage of revenue, sales and marketing expense decreased to 19.8% for the nine months ended September 30, 2022 from 20.7% for the nine months ended September 30, 2021. The decrease in sales and marketing expense was driven by a decrease in professional services fees, a $10.0 million reduction in equity-based compensation primarily due to the prior period accelerated vesting of $10.2 million in connection with the unvested and outstanding Class B unit awards upon completion of the initial public offering, lower commissions expense, and a decrease in advertising costs in response to slowing demand.
General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$142,637	$114,182	$28,455	24.9%
As a percentage of revenue	27.5%	18.7%
General and administrative expense increased by $28.5 million, or 24.9%, to $142.6 million for the nine months ended September 30, 2022 compared to $114.2 million for the nine months ended September 30, 2021. As a percentage of revenue, general and administrative expense increased to 27.5% for the nine months ended September 30, 2022 from 18.7% for the nine months ended September 30, 2021. The increase in general and administrative expense was driven by an increase in equity-based compensation of $29.3 million, due to an accelerated vesting of $40.5 million in connection with the current period modifications related to awards held by the CEO and certain directors compared to equity-based compensation of $36.9 million in connection with the prior period acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering, combined with higher personnel-related expenses. The increase was partially offset by lower professional service fees primarily due to the suspension of the Traeger Provisions' business.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$26,666	$25,491	$1,175	4.6%
As a percentage of revenue	5.2%	4.2%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of our Company and the July 2021 acquisition of Apption Labs, increased $1.2 million, or 4.6%, to $26.7 million for the nine months ended September 30, 2022 compared to $25.5 million for the nine months ended September 30, 2021.
Change in Fair Value of Contingent Consideration

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$3,775	$2,900	$875	30.2%
As a percentage of revenue	0.7%	0.5%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $0.9 million, or 30.2%, to $3.8 million for the nine months ended September 30, 2022 compared to $2.9 million for the nine months ended September 30, 2021. The change in fair value was primarily driven by the increase in the likelihood of achieving the performance targets in the Share Purchase Agreement.
Goodwill Impairment

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Goodwill impairment	$222,322	$—	$222,322	100.0%
As a percentage of revenue	42.9%	—%
The Company recorded non-cash goodwill impairment of $222.3 million for the nine months ended September 30, 2022, compared to no impairment for the nine months ended September 30, 2021. The non-cash goodwill impairment was primarily driven by our reporting unit's sustained decrease in discounted projections of estimated operating results and cash flows as well as decreased valuation multiples compared to publicly traded companies, resulting in our reporting units carrying amount exceeding its fair value.
Restructuring Costs

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Restructuring costs	$8,036	$—	$8,036	100.0%
As a percentage of revenue	1.6%	—%
The Company recorded restructuring costs of $8.0 million for the nine months ended September 30, 2022 compared to no restructuring costs for the nine months ended September 30, 2021. The restructuring costs were primarily due to reduction in force, suspended operations of Traeger Provisions, and postponed nearshoring efforts to manufacture product in Mexico.

Total Other Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(20,238)	$(21,393)	$(1,155)	(5.4)%
Loss on extinguishment of debt	—	(5,185)	(5,185)	(100.0)%
Other income (expense), net	(8,351)	1,112	9,463	851.0%
Total other expense	$(28,589)	$(25,466)	$3,123	12.3%
As a percentage of revenue	(5.5)%	(4.2)%
Total other expense increased by $3.1 million, or 12.3%, to $28.6 million for the nine months ended September 30, 2022 compared to $25.5 million for the nine months ended September 30, 2021. This increase was primarily due to an unfavorable change in our foreign currency derivative instruments, as well as losses recorded associated with foreign currency denominated transactions. These increases were offset by the loss on extinguishment of debt in the prior period and lower interest expense due to a reduction of the applicable interest rate on our First Lien Term Loan Facility (as defined below) as a result of refinancing of our long-term debt in June 2021.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our Credit Facilities and Receivables Financing Agreement.
As of September 30, 2022, we had cash and cash equivalents of $8.3 million, $78.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and no borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2022, we had drawn down $47.0 million on the Revolving Credit Facility and $13.5 million on the Receivables Financing Agreement. As of September 30, 2022, the total principal amount outstanding under our First Lien Term Loan Facility was $391.7 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. We may from time to time seek to raise additional equity or debt financing to support our growth or in connection with the acquisition of complementary businesses. Any equity financing we may undertake could be dilutive to our existing stockholders, and any additional debt financing we may undertake could require debt service and financial and operational requirements that could adversely affect our business. There is no assurance we would be able to obtain future financing on acceptable terms or at all. See Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(6,001)	$(870)
Net cash used in investing activities	(15,531)	(75,451)
Net cash provided by financing activities	13,141	82,868
Net increase (decrease) in cash and cash equivalents	$(8,391)	$6,547
Cash Flow from Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities consisted of a net loss of $351.4 million and non-cash adjustments to net loss of $353.1 million, partially offset by net changes in operating assets and liabilities of $7.7 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $9.7 million, amortization of intangible assets of $32.0 million, equity-based compensation of $80.7 million, goodwill impairment of $222.3 million, and unrealized loss on derivative contracts of $4.6 million. The decrease in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2022 was primarily due to an increase in inventories of $16.7 million, partially offset by a decrease in accounts receivable of $58.9 million and a decrease in accounts payable and accrued expenses of $42.8 million.
During the nine months ended September 30, 2021, net cash used in operating activities consisted of net loss of $55.2 million and non-cash adjustments to net loss of $111.5 million, partially offset by net changes in operating assets and liabilities of $57.2 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $6.6 million, amortization of intangible assets of $27.6 million, equity-based compensation of $61.7 million, unrealized losses on derivative contracts of $4.8 million. The decrease in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2021 was primarily due to an increase in accounts receivable of $19.2 million, partially offset by an increase in inventories of $40.3 million and an increase in accounts payable and accrued expenses of $10.0 million.
Cash Flow from Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $15.5 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $15.1 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
During the nine months ended September 30, 2021, net cash used in investing activities was $75.5 million. The cash flow used was driven by the acquisition of Apption Labs in July 2021 as well as the purchase of property, plant, and equipment of $18.0 million primarily related to internal-use software and website developments costs.
Cash Flow from Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $13.1 million. The cash flow provided was driven primarily by net borrowings on our lines of credit under the Revolving Credit Facility, Receivables Financing Agreement, of $10.3 million for general corporate and working capital purposes, as well as the borrowings under the delayed draw term loan of $12.5 million for purposes of financing the earn out obligation associated with the acquisition of Apption Labs.
During the nine months ended September 30, 2021, net cash provided by financing activities was $82.9 million. The cash flow used was driven primarily by $142.5 million of proceeds from the issuance of common stock upon the initial public offering, net of offering costs, as well as net proceeds from our First Lien Term Loan Facility of $510.0 million partially offset by repayment of the previous First and Second Lien Agreements of $577.1 million and $2.8 million in connection with the acquisition of Apption Labs.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). As of September 30, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $391.7 million, including a $12.5 million outstanding principal balance under the delayed draw term loan, which the Company borrowed for purposes of financing the earn out obligation associated with the acquisition of Apption Labs as described in Note 4 – Business Combination.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2022, we had drawn down $47.0 million under the Revolving Credit Facility for general corporate and working capital purposes.
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
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of September 30, 2022, we were in compliance with the covenants under the Credit Facilities.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. On August 19, 2022, the Company entered into Amendment No. 4 to the Receivables Financing Agreement to increase the liquidity level that must be maintained to avoid a “Liquidity Shortfall” (as defined in the agreement) from $7.5 million to $42.5 million. As of September 30, 2022, we had drawn down $13.5 million under this facility for general corporate and working capital purposes. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024.
The Company was not in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2022 due to a minimum dilution ratio as defined in the Receivables Financing Agreement. Such non-compliance did not result in the acceleration or increase of a direct financial obligation or an obligation under an off-balance sheet arrangement. On November, 8, 2022, the Company obtained a waiver for the breach of compliance to the covenants as of September 30, 2022 and entered into Amendment No. 7 under the Receivables Financing Agreement with MUFG, amending the definition of the dilution ratio and the net receivable pool balance to factor in certain contractual dilution amounts (as defined in the agreement) for future periods.
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
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2022 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" above for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2022, the net carrying value of goodwill totaled $185.6 million prior to concluding that a triggering event had occurred which required an interim goodwill impairment assessment . We periodically assess the value of these assets for impairment in accordance with U.S. generally accepted accounting principles (GAAP). Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets.
As discussed in Note 8 – Goodwill to the accompanying consolidated financial statements, for the three months ended September 30, 2022, we recorded a $110.8 million non-cash goodwill impairment charge, which reflects that the fair value of the reporting unit is less than its carrying amount. This impairment was generally driven by macroeconomic conditions such as inflationary pressures and supply chain disruption, a sustained decrease in our stock price, and the current outlook for sales and projected profitability in the impacted reporting unit. This impairment charge negatively impacted our results of operations for the period ended September 30, 2022 and future impairment charges could have a further adverse effect on our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022	10-Q	8/15/22	10.2

10.2	Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022	10-Q	8/15/22	10.3

10.3	Amendment No. 4 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 19, 2022				*

10.4	Letter Agreement, between Jeremy Andrus and Traeger, Inc., dated August 31, 2022	8-K	8/31/22	10.1

10.5	Amendment No. 5 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2022				*

10.6	Amendment No. 6 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 30, 2022				*

10.7+	Waiver and Amendment No. 7 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2022				*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
* Filed herewith.
** Furnished herewith.
+ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 14, 2022
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 14, 2022
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)