Form 10-K
period 2022-12-31
Traeger, Inc.
filed 2023-03-16
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Common Stock on the New York Stock Exchange on June 30, 2022, was $134.9 million.
As of March 9, 2023, there were 122,640,995 shares of the registrant's common stock, par value of $0.0001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for SEC reporting purposes, but that is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
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
•Our business could be adversely affected by issues in relation to environmental, social and governance (“ESG”) matters, both in relation to our own operations and the operations of our supply chain partners.
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
•We are a “controlled company” under the corporate governance rules of the New York Stock Exchange and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements
•The ongoing COVID-19 pandemic or other pandemics could adversely affect certain aspects of our business and negatively impact ability to access capital in the future.

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
At the heart of our brand is a passionate and engaged community called the Traegerhood, which includes everyone from casual grillers to competition pitmasters and professional chefs. Our flagship wood pellet grills are internet of things, or IoT, devices that allow owners to program, monitor, and control their grill through our Traeger app, which is used on more than 2.4 million mobile devices per month. We complement our innovative cooking technologies with an extensive digital library of original recipes and Traeger Kitchen Live cooking classes. In addition, we offer consumable products, such as wood pellets, rubs, and sauces, that drive recurring revenue.
Leveraging our authentic brand and the Traegerhood, we have established an omnichannel distribution strategy led by retailers ranging from Ace Hardware and The Home Depot to Amazon and Best Buy. We complement this retail channel with direct to consumer sales through our website and Traeger app. We believe this accessibility has fueled our growth, as we have increased our revenue from $545.8 million in 2020 to $655.9 million in 2022, representing a compound annual growth rate, or CAGR, of 9.6%.
Today, we estimate that 76 million households in the United States own a grill, representing the total addressable market. With approximately 2.7 million Traegers sold in the United States from 2018 to 2022, we estimate that our U.S. household penetration is only 3.5% of this total addressable market. As a result, we believe our potential market opportunity is massive and that our ability to grow within and beyond the outdoor grill market is unrivaled. We see opportunities to expand our integrated, connected cooking platform with new types of technologies and experiences. Together with the Traegerhood, we are disrupting home cooking.
Overview of Our Products and Integrated, Connected Cooking Platform
The Original
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
Beginning in 2014, we pioneered a digital outdoor cooking experience. Using software, internet connectivity, and cloud technology, we reinvented the original Traeger to be an IoT, device featuring a variety of modern technologies, including:
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
Our Integrated Platform
Our integrated platform includes four types of products: wood pellet grills, digital content, the Traeger app and consumables. We integrate these products to optimize the cooking experience and produce valuable feedback loops with consumers.
As a result, our integrated platform can drive grill usage, brand affinity, word of mouth, and purchases of our consumables.
Products
Our Grills
We offer six primary grill lines: Timberline Series, Ironwood Series, Pro Series with WiFIRE, Pro Series without WiFIRE, Town and Travel Series, and Club Lineup. These grills vary in size, price, construction, materials, and digital technologies. Our grills represented 54.2% and 69.3% of our revenue for the year ended December 31, 2022 and 2021, respectively.
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
Our Consumables
We offer a variety of Traeger-branded wood pellets, rubs, and sauces for use when cooking with our grills. Our digital content and expanding collection of recipes provide users the opportunity to test their skills with these Traeger-branded flavor enhancers. In July 2022, we suspended operations of Traeger Provisions, our premium frozen meal kit business, which we launched in November 2021. Our consumables represented 20.0% and 17.3% of our revenue for the year ended December 31, 2022 and 2021, respectively.
Our Accessories
We offer a variety of grill accessories (including covers, drip trays, bucket liners and shelves), tools to aid in meal prep, cooking, and cleanup (including pellet storage systems, cleaning solutions, barbecue tools and the MEATER smart thermometer), replacement parts, and apparel and merchandise (including t-shirts, hooded sweatshirts and baseball hats, in various styles). Our accessories represented 25.8% and 13.4% of our revenue for the year ended December 31, 2022 and 2021, respectively.
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
Sales
We have two primary sales channels: retail and DTC. Our retail channel covers our relationships with brick-and-mortar retailers, e-commerce platforms, and multichannel retailers. Our products are available at more than 13,200 retail locations in the United States as of December 31, 2022.
We have built relationships with well-known national retailers, such as The Home Depot, Ace Hardware and Costco. We also work with a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, and barbecue. Our DTC channel covers sales directly to customers through our website and Traeger app.
Product Development
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
As of December 31, 2022, our Product team consisted of approximately 27 members. Our team aims to build upon our core concepts of taste, versatility, ease of use, consistency, and community. Since 2014, our team has re-envisioned the outdoor cooking archetype with digital experiences and has developed and leveraged our intellectual property to help build a moat around our business.
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
Although we may share a number of common values with other companies, the exact wording of our values is unique to Traeger. These values are the foundation upon which we innovate products, build community, share our brand, and build partnerships. We summarize these values as follows:
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
As of December 31, 2022, we had approximately 690 employees, of which approximately 685 were full-time. We also retain consultants, independent contractors and temporary and part-time workers. Our employees are located in 37 states and 6 countries, with approximately 560 located in the United States. Our employees are divided across several core functions, including sales and marketing, supply chain management, product development, wood pellet manufacturing, and culinary and talent management. None of our employees are currently covered by a collective bargaining agreement, and we have had no labor-related work stoppages.
Our people are essential to our success, and we expect headcount to grow for the foreseeable future as we focus on recruiting employees with experience to continue to bolster various functions related to our operations as a publicly traded company and to support our expected growth.
Manufacturing, Supply Chain, and Logistics
We have developed an efficient and scalable global supply chain with a continued focus on improving products and services while reducing costs. The supply chain organization includes global planning, retail operations, third party manufacturing and logistics providers, vertically integrated wood pellet manufacturing, program management and customer experience teams. Our internal supply chain management team oversees our global supply chain and includes personnel in the United States and China. Our operations in China are dedicated to quality control, product engineering and supply chain logistics, and includes employees that monitor the production quality of our manufacturers and direct suppliers. This team in China also works to identify new manufacturing capacity as needed, and manages the transfer of technology between direct and indirect suppliers to manage our supply chain risk. Our internal supply chain management team supports product introductions and evolving channel strategies, researches materials and equipment, qualifies direct suppliers and potential manufacturers, directs internal demand and production planning, manages product purchasing plans and oversees product transportation. Our personnel also work with our third-party manufacturers to monitor product quality and manufacturing process efficiency.
We utilize third-party manufacturers to manufacture and supply our grills and accessories. Our grills are manufactured by three manufacturers located in China and one manufacturer located in Vietnam, and we outsource the production of our accessories and apparel to a global network of suppliers. The raw materials and components used in our grills are sourced either directly by us or on our behalf by our manufacturers from a variety of suppliers. Similarly, the raw materials for our hardwood pellets are sourced directly by us, and from local sources wherever possible. Our supply chain management team coordinates the relationships and commercial terms between our manufacturers and the suppliers of raw material and components that we have sourced directly. We regularly review our existing manufacturers and direct and indirect suppliers globally, and evaluate new manufacturers and suppliers, to ensure that we can scale our manufacturing base and strategically position our operations to mitigate risk related to geopolitical and macroeconomic pressures as we grow. In recent years, there has been growing stakeholder interest and regulatory scrutiny in relation companies' management of their supply chains, which introduces additional criteria by which suppliers may now be assessed. For additional discussion relating to the availability of raw materials used for our business, please see Part I, Item 1A. “Risk Factors—Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand" and "Risk Factors—Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs."
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
We produce our wood pellets through a vertically integrated network of seven wood pellet production facilities and a select number of contract manufacturers capable of meeting our specifications in the United States. This network includes an owned and operated facility in New York and leased facilities in Oregon, Georgia, Texas, and Virginia. Our facilities are strategically located across the United States near hardwood inputs and key customer distribution centers. We believe operating these facilities gives us greater control over production and supply, and we pay for and own certain tooling and equipment at these facilities in order to maintain product quality and supply requirements, including the specific moisture content of our wood pellets. We are committed to continued improvement in our wood pellet production operations. We have implemented a quality management system designed to promote delivery of consistent, high-quality wood pellets, especially as our production volumes have increased.
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
The original patent for the wood pellet grill, which was filed by Joe Traeger in 1986, expired in 2006. As of December 31, 2022, we had approximately 525 trademark registrations and 324 issued patents and pending patent applications in the United States and other countries. As of December 31, 2022, we had approximately 59 issued U.S. patents and 20 U.S. patent applications pending. Our material U.S. patents for our current products generally expire between March 2026 and May 2039, and cover rights related to our WiFIRE technology, D2 Direct Drive, and Super Smoke, among others. We also had approximately 178 issued foreign patents and 67 foreign patent applications pending.
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
Sustainability and ESG
We are committed to seeking to reduce adverse environmental impacts in our operations, supply chain and product lifecycles to the extent possible. To reinforce our commitment to our stakeholders, we launched sustainability and ESG initiatives across our organization to address our potential and actual environmental impacts. The wood pellet industry has received increased scrutiny from civil society groups and the media for environmental impacts associated with wood sourcing and pellet burning. To address these stakeholder concerns, we have committed to reducing the environmental impact of our wood pellet business. For example, our Sustainable Wood Sourcing Policy requires that all upstream harvesting activities be conducted legally and aims to promote alignment with sustainable forestry best practices including sourcing wood from sustainably managed forests, where forest stewards (owners, operators) grow, harvest, and process wood in a way that leaves the landscape intact and local ecosystems healthy.
Our position in the value chain enables us to source our wood fiber as pre- and post-industrial byproduct from the lumber and furniture industries and generally does not involve the dedicated felling of virgin timber. We are increasingly focused on sourcing wood fiber with sustainability chain-of-custody verification through the Forest Stewardship Council ("FSC").
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
Environmental Matters
Certain of our operations, properties and products are subject, and are likely to become increasingly subject in the future, to stringent and comprehensive federal, state and local laws and regulations governing matters including environmental protection, occupational health and safety and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas.
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
Finally, scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as sea-level rise, increased frequency and severity of storms, floods and other climatic events, including forest fires. If any such effects were to occur, they could have an adverse effect on our operations. For more information, see Part I, Item 1A. “Risk Factors—Our business is subject to the risk of earthquakes, fires, explosions, power outages, floods, forest fires, and other catastrophic events, and to interruption by problems such as terrorism, public health crises, cyberattacks, or failure of key information technology systems.”
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
Health and Safety Matters
We are subject to federal, state, local, and international laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state statutes, whose purpose is to protect the health and safety of workers. OSHA regulations impose various requirements, including with respect to training, policies and procedures and maintenance. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. National Fire Protection Association standards for combustible dust require our facilities to incorporate pollution control equipment such as cyclones, baghouses and electrostatic precipitators to minimize regulated emissions. We continually strive to maintain compliance with applicable safety, health, air, solid waste and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.

Global Environmental Legislation
In addition to the U.S. legislative regimes above, similar environmental laws and regulations are in place in a number of jurisdictions worldwide, including in relation to climate change, water discharges, endangered species, waste, hazardous substances and health and safety matters, and such requirements may impact our operations or supply chain partners directly or indirectly.
Additional Information and Website Disclosure
Our website is www.traeger.com. At our Investor Relations website, investors.traeger.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.
Investors and others should note we announce material financial and operational information to our investors press releases, SEC filings and public conference call webcasts, and by postings on our investor relations site at investor.traeger.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Traeger when you enroll your email address by visiting the “Investor Email Alerts” option under the IR Resources tab on investors.traeger.com.
Item 1A. Risk Factors.
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose all of your investment.
Risks Related to Our Business and Industry
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2022, we had a net loss of $382.1 million. As of December 31, 2022, we had an accumulated deficit of $570.5 million. We expect our operating expenses related to equity-based compensation and goodwill impairment charges, to decrease in the future, however, we expect an increase in other operating expenses in the long-term as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, the impacts to our business from the COVID-19 pandemic, a challenging macroeconomic environment, or if we cannot capitalize on growth opportunities. For example, during the year ended December 31, 2022, our total revenue decreased by 16.5% compared to the year ended December 31, 2021. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.
We have experienced significant growth since our change of ownership in 2013. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We have also experienced increased demand for our products due to the impact that the COVID-19 pandemic has had on consumer behavior as a result of various stay-at-home orders and restrictions on dining options and restaurant closures. We cannot predict the extent to which or the length that such restrictions will remain in place or if and when consumer behavior will return to pre-pandemic levels. We believe that our revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this report and the extent to which our various products grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our number of customers and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have experienced rapid growth in our business operations and the scope and complexity of our business have increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 450 as of December 31, 2018 to approximately 685 as of December 31, 2022, and we have expanded our operations to include additional wood pellet production facilities and additional manufacturing and supply sources. We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. For example, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain, and expand our brand recognition and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
We may not successfully execute or achieve the expected benefits of our planned reduction in force. In the third fiscal quarter of 2022, we announced a planned reduction in workforce, as part of a plan to reduce our costs and drive long-term operational efficiencies. At the same time, we suspended operations of Traeger Provisions and postponed nearshoring efforts to manufacture product in Mexico. A variety of factors could cause the Company not to realize some or all of the expected benefits or incur greater costs. Further, any cost savings that the Company realizes may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses.
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
In order to maintain and increase revenue, we must produce high quality products at acceptable costs. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we periodically update our product lines and introduce changes to manufacturing processes or incorporate new materials and technologies, we may encounter unanticipated issues with product quality and product consistency or production and supply delays. For example, in 2017, we have introduced products that incorporate smart features, including our WiFIRE technology, a cloud based, Wi-Fi controller that connects our grills to our Traeger app, enabling users to automate recipe steps and control and monitor their grill remotely. In 2019, we also introduced D2 Direct Drive, an integrated, software-driven system that maintains grill temperature through variable speed fans and DC auger control. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold. From time to time, we execute "over-the-air" updates to address such issues and to update products and introduce product enhancements. As we continue to introduce new products and product enhancements, we expect the costs associated with such products and enhancements will continue to increase.
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
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2022, our three largest retailers accounted for 14%, 16%, and 15% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
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
As of December 31, 2021, the net carrying value of goodwill totaled $297.0 million prior to concluding that a triggering event had occurred during fiscal year 2022 which required interim goodwill impairment assessments. We periodically assess the value of these assets for impairment in accordance with U.S. generally accepted accounting principles (GAAP). Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets.
As discussed in Note 11 – Goodwill and Intangibles to the accompanying consolidated financial statements, for the period ended December 31, 2022, we recorded a $222.3 million non-cash goodwill impairment charge, which reflects that the fair value of the reporting unit is less than its carrying amount. This impairment was generally driven by macroeconomic conditions such as inflationary pressures and supply chain disruption, a sustained decrease in our stock price, and the current outlook for sales and projected profitability in the impacted reporting unit. This impairment charge negatively impacted our results of operations for the period ended December 31, 2022 and future impairment charges could have a further adverse effect on our results of operations.
If we are unable to anticipate customer preferences and successfully develop new, innovative, and updated products, services, and features, or if we fail to effectively manage the introduction of new products, services, and features, our business will suffer.
The market for our products is characterized by new product and service introductions, frequent enhancements to existing products, and changing customer demands, needs, and preferences. Our success depends on our ability to identify and originate trends and to anticipate and react to changing customer demands, needs, and preferences in a timely manner. Changes in customer preferences cannot be predicted with certainty. If we are unable to introduce new or enhanced products, services or features in a timely manner, or our new or enhanced products, services, and features are not widely accepted by customers, our competitors may introduce similar concepts faster than us, which could negatively affect our sales and growth. Moreover, new products, services, and features may not be accepted by customers, as preferences could shift rapidly to different types of cooking methodologies and techniques or away from our offerings altogether, and our future success depends in part on our ability to anticipate and respond to such changes. For instance, a shift in consumer tastes, dietary habits, and nutritional values, concerns regarding the health effects of foods typically cooked on our grills and shifts in preference from animal-based protein to plant-based protein products could reduce our sales or our market share, which would harm our business and financial condition. Similarly, a shift in consumer tastes regarding the flavors of our wood pellets or other consumables could impact our ability to drive recurring sales from such items, which could have an adverse impact on our growth and revenue. For example, in July 2022, we suspended operations of Traeger Provisions, our premium frozen meal kit business, which we launched in November 2021.
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
Our U.S. total addressable market ("TAM") is estimated to be 76 million households in the United States, which is calculated based on an estimated number of households in the United States that have a grill, which is estimated based on internal and third-party market research, historical surveys, and interviews with market participants. Our U.S. serviceable addressable market ("SAM"), as estimated in our Prospectus, is based on internal survey analysis from a survey we conducted in March 2021 with approximately 4,200 consumers across the United States, Canada, the United Kingdom, and Germany, including 2,600 consumers in the United States, including 157 recent Traeger purchasers. As a result, each of our U.S. TAM and U.S. SAM is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates and forecasts relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our U.S. TAM and U.S. SAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
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
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our margins. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our requirements, and this could result in delays in the shipment of our products, lost sales, and damage to our reputation and retailer and distributor relationships. For example, late in the first quarter of 2020, we reduced inventory purchase orders as a precautionary measure against the unknown impact of the COVID-19 pandemic on the economy and our business and to improve financial flexibility. These actions, coupled with the overall strong demand during 2020, ultimately contributed to lower than expected inventory levels throughout the second half of 2020 and, in turn, resulted in inventory constraints in the second half of 2020 continuing into early 2021. Inventory constraints due to COVID-19 have continued to lessen in 2022 and are now primarily attributable to widely reported global supply chain constraints.
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
We are subject to governmental export and import controls, customs, and economic and trade sanctions laws that could subject us to liability and impair our ability to compete in international markets.
The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of certain items and technologies, as well as customs and other import-related regulatory requirements. Our products may be subject to U.S. export controls. Compliance with applicable regulatory requirements regarding the import and export of our products may create delays in the introduction of our products in international markets, and, in some cases, prevent the export of our products to some countries or regions altogether.
Furthermore, U.S. export control laws and economic sanctions restrict the provision of products and services to certain countries, regions, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties, and reputational harm. Our failure to obtain required import or export approval for our products, or to comply with applicable laws and regulations with regard to our import and export activity, could harm our international and domestic sales and adversely affect our revenue.
We could be subject to future enforcement action with respect to compliance with governmental export and import controls, customs laws, and economic and trade sanctions laws, and such enforcement could result in penalties, costs, and restrictions on export privileges that could have an adverse effect on our business, financial condition, and results of operations.
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
Some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the FSC. Additionally, some environmental non-governmental organizations and media organizations have targeted the wood pellet industry as harmful to the environment and encouraged consumers to opt for more environmentally friendly options. If customer demand for sustainably produced products (including FSC-certified sources) increases, there may be reduced demand, and we may only be able to charge lower prices for our products relative to our competitors who can supply products sourced from forests certified to such standards. Furthermore, if we and our competitors seek to comply with sustainability initiatives, including those of the FSC, we could incur materially increased costs for our operations or be required to modify our existing operations, which would have a material adverse effect on our revenue, margins and cash flows. In addition, we may be unable to obtain the raw materials (particularly wood fiber from third parties for use at our wood pellet facilities) required to sustain our growth and satisfy our existing and future customer contracts without incurring increased costs, including in connection with assisting some of our third party suppliers in their efforts to obtain FSC-certification, which would otherwise be cost-prohibitive. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in our ability to source wood pellets, which would have a material adverse effect on our ability to execute our business plan and our results of operations. Increasing environmental and climate consciousness among customers may impact other aspects of our products, including our grills or non-wood pellet consumables, and developing products that satisfy the market’s evolving expectations for product composition and environmental profiles may require us to incur significant costs.
We are subject to risks related to sustainability and ESG issues.
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
Moreover, while we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around company’s management of ESG matters For example, continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost, or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. We may also be required to increase our disclosure of ESG-related information over coming years, whether due to increased stakeholder demand or the development of legislation such as the EU’s Corporate Sustainability Reporting Directive. In addition, in March 2022, the SEC in the U.S. proposed new rules relating to the disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. To the extent we are required to report more ESG information, and investors, customers or other stakeholders view this information as lagging, this may have a negative impact on our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, or otherwise.
In addition, developing ESG-focused regulation in relation to supply chains, particularly in the EU, may require us to conduct additional diligence procedures and collect further information in relation to the ESG performance of the entities in our supply chain. This may lead to an increased cost of our raw materials, which may in turn lead to a reduction in our business prospects, and may also lead to risks to our reputation to the extent that we are determined to be using suppliers that do not meet standards of ESG conduct expected by our customers, investors and other stakeholders.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based on ESG or sustainability metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such companies to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners (including social media and community ambassadors), which may adversely impact our operations. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state, and local levels. Among other federal laws, the Clean Water Act and Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials, and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of threatened or endangered species or their habitats, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations and the production of our wood pellets. For example, the United States has adopted a goal to conserve at least 30 of the country’s land and water by 2030, which may include certain forested areas
In the EU, the European Parliament and European Council reached provisional political agreement in December 2022 on a regulation on deforestation free products. While the regulation remains to be formally adopted by the EU, if adopted it would introduce new diligence rules on companies that place products on the EU market in certain industries, including timber and derived products. Such requirements may adversely impact our business, by requiring us to amend of processes to source wood pellets that we sell on the EU market, increasing the cost of wood pellets to us and our customers, reducing demand and adversely impacting our revenue and results of operations.
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
In December 2022, the European Parliament and European Council provisionally agreed on a revised regulation concerning batteries sold in the EU, which would be applicable to our MEATER smart thermometer business. While the regulation remains to be formally adopted by the EU, if adopted it would eventually require portable batteries to be designed in a way such that consumers can easily remove and replace them, and to carry labels and QR codes with information related to the capacity, performance, durability and chemical composition of the battery. In addition, the Regulation would require many entities selling batteries in the EU to develop and implement due diligence policies to address social and environmental risks linked to the sourcing of batteries, and a number of other requirements such as in relation to minimum levels of recycled minerals. Such requirements may adversely impact our MEATER thermometer business, by requiring a redesign of our products or increasing the cost of batteries to us and our consumers, reducing demand and adversely impacting our revenue and results of operations.
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
In addition, recent years have seen additional focus from stakeholders, including regulators and governments in certain jurisdictions, on ESG consideration in the supply chains of companies. Emerging legislation, including the proposed Corporate Sustainability Due Diligence Directive in the EU, may introduce requirements on us to perform ESG due diligence of the parties operating in our supply chain to determine whether or not our products may lead to adverse ESG consequences. The United States has also adopted legislation restricting the use of certain suppliers, as well as products mined, produced, or manufactured wholly or in part from certain regions, due to ESG considerations. Such legislation may lead to increased costs for our company in sourcing materials for our products, and to the extent parties in our supply chain are seen to not meet certain standards of ESG performance, whether by customers, regulators or otherwise, this may lead to a requirement to change suppliers, reputational impacts to our company, or (in certain cases) import eligibility for certain of our products.
If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance or ESG considerations, we may be unable to supplement or replace manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Accordingly, a loss of any of our significant manufacturers, suppliers or distributors could have an adverse effect on our business, financial condition, and results of operations.
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
Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises such as the ongoing COVID-19 pandemic (or other future pandemics or epidemics), and increased transportation costs, associated with our third-party manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.
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
As of December 31, 2022, we have net operating loss carryforwards ("NOLs") of approximately $121.8 million for U.S. federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $95.3 million of these NOLs are eligible for indefinite carryforward, limited by certain taxable income. Due to cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2022, 2021, and 2020, respectively. Utilization of our NOLs and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of this and future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
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
Our international operations may give rise to potentially adverse tax consequences.
We are expanding our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies anticipate future growth into the international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.
New income, sales, use, value-added or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organization for Economic Co-operation and Development and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations.

As a multinational organization, we may be subject to taxation in certain jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm us and our results of operations.
Our substantial indebtedness could materially adversely affect our financial condition, and our capital may not be available on acceptable terms or at all in the future.
As of December 31, 2022, we had cash and cash equivalents of $39.1 million, restricted cash of $12.5 million, $125.0 million borrowing capacity under the Revolving Credit Facility and up to $15.0 million borrowing capacity under the Receivables Financing Agreement. As of December 31, 2022, we had drawn down $72.0 million on the Revolving Credit Facility and $11.7 million under the Receivables Financing Agreement. As of December 31, 2022, the total principal amount outstanding under our First Lien Term Loan Facility was $404.1 million. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
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
As of December 31, 2022, our substantial indebtedness also could have exposed us to the risk of increased interest rates, as our borrowings under our First Lien Term Loan Facility and Revolving Credit Facility are at variable rates of interest. However, in February 2022, to reduce this interest rate risk, we entered into an interest rate hedge contract as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements.
The First Lien Term Loan Facility and Revolving Credit Facility will mature on June 2028 and June 2026, respectively. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us. Furthermore, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all.
The terms of our First Lien Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
Our First Lien Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in certain acts including, but not limited to, our ability to incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Our First Lien Credit Agreement also contains financial covenants that require us to maintain certain liquidity levels and prohibit us from exceeding certain leverage levels. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. We have obtained modifications of our financial covenants in the past and, depending on our future financial performance, may need to request further modifications in the future.

A breach of the covenants, including the financial covenants, or restrictions under our First Lien Credit Agreement could result in a default or an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default would permit the lenders to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable or negotiate other modifications to our debt agreements to secure the cure or wavier of such event of default, those lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders were to accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.
Our debt has been downgraded and may further be downgraded, which could have a material adverse effect on our business, financial condition, and results of operations.
A reduction in the ratings that rating agencies assign to our short- and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition, and results of operations. For example, in March 2022, Moody’s Investors Service downgraded our First Lien Credit Agreement (as defined below) to B3 from B2, and, in August 2022, changed its outlook on our First Lien Credit Agreement from positive to negative. We cannot provide assurance that our current ratings will be raised or remain in effect for any given period of time, or that a rating will not be downgraded or further downgraded in the future.
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
Our business relies on information technology. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other information systems, including those operated by certain of our third-party partners. We also heavily rely on information technology systems to process financial and accounting information for financial reporting purposes. Any of these systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our or our third-party partners’ information technology systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we or our third-party partners experienced any significant disruption to our systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in reputational, competitive, and business harm. Remediation and repair of any failure, problem or breach of our key information technology systems could require significant capital investments, which could adversely affect our business.
Cyber attacks or data breaches could adversely affect our business, disrupt our operations, and negatively impact our business.
Threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent cyber-attacks and data breaches, our products and services, as well as our servers, computer and information technology systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, ransomware attacks, phishing attacks, denial-of-service attacks, physical or electronic break-ins, email scams in an attempt to acquire data or company assets, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer and employee personal data, and loss of customer confidence, which could have a material adverse effect on our reputation, business, financial condition, results or operations, growth and future prospects.
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
Certain aspects of our business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal data of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to personal data. Any breach of our cybersecurity measures could result in violation of privacy, security, and data protection laws and regulations, potential litigation, government or regulatory penalties and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a data breach could cause us to incur significant costs, including costs to mitigate such breaches, such as restoring the integrity of our system.
While our insurance policies include liability coverage for certain of these cyber-security or security-related matters, our insurance is subject to certain exclusions and exceptions, as well as retention amounts that could be substantial. If we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of sublimits, large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.
We depend on our information technology systems, as well as those of third parties, to design and develop new products, operate our website, host and manage our services, store data, process transactions, respond to user inquiries, and manage inventory and our supply chain as well as to conduct and manage other business activities. Any material disruption or slowdown of our systems or those of third parties that we depend upon, including a disruption or slowdown caused by our or their failure to successfully manage significant increases in user volume or successfully upgrade our or their systems, or the occurrence of system failures, viruses, ransomware, security breaches, or other similar incidents, could cause information, including personal data, data related to orders, to be lost or delayed, which could result in delays in the delivery of products to retailers and customers or lost sales, which could reduce demand for our products, harm our brand and reputation, and cause our sales to decline. If changes in technology cause our information systems, or those of third parties that we depend upon, to become obsolete, or if our or their information systems are inadequate to handle our growth, particularly as we increase sales through our website, we could damage our customer and business partner relationships and our business and results of operations could be harmed.
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
We collect, process, store, and use data, including personal data, confidential information, or company data, which subjects us to governmental regulation and other legal obligations related to privacy and security and our actual or perceived failure to comply with such obligations could harm our business.
We regularly collect, obtain, and transmit personal data about customers, employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems. As such, we are subject to numerous federal, state, and international data privacy and security laws, rules, and regulations governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data.
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

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection, and advertising, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, there are new and changing requirements applicable to our business. For example, the California Consumer Privacy Act ("CCPA") requires covered companies to provide disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act ("CPRA") was passed in November 2020 and took effect on January 1, 2023 (with a look back to January 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The Virginia Consumer Data Protection Act ("VCDPA"), which also took effect on January 1, 2023, gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data. The Colorado Privacy Act closely resembles the VCDPA and will also take effect in 2023, although the two differ in many ways. New legislation proposed or enacted in a number of U.S. states imposes, or has the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal data, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, and require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and changes in business practices and policies.
We are also subject to laws, regulations, and standards in many jurisdictions outside of the United States, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal data. For example, in the European Economic Area, or EEA, the General Data Protection Regulation ("GDPR") imposes stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by data subjects and other regulatory actions that may be taken by competent authorities. We are also subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law and mirrors the fines under the GDPR.
In addition, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which may be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The UK GDPR and the GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, recent European court and regulators’ decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target customers and users, may also lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers and users.
In addition to the GDPR, we are also subject to laws in China. Under China’s Cybersecurity Law, any collection, use, transfer and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification and necessity and requires the consent of the data subject. The rules, purposes, methods and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations. For example, China’s Cybersecurity Law requires operators of critical information infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines of up to RMB 100,000 for the relevant entity as well as for the personnel directly responsible. On September 14, 2022, the Cyberspace Administration of China (“CAC”), China’s top cybersecurity regulator, released new amendments to China’s Cybersecurity Law for public consultation and if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and PIPL.
Building on this, China’s Data Security Law (“Data Security Law”) became effective on September 1, 2021. The primary purpose of the Data Security Law is to regulate data activities, safeguard data security, promote data development and usage, protect individuals and entities’ legitimate rights and interests, and safeguard state sovereignty, state security and development interests. The Data Security Law applies extraterritorially, and to a broad range of activities that involve “data” (not only personal or sensitive data). Under the Data Security Law, entities and individuals carrying out data activities must abide by various data security obligations. For example, the Data Security Law proposes to classify and protect data based on the importance of data to the state’s economic development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The appropriate level of protective measures is required to be taken for each respective class of data. The Data Security Law also echoes the data localization requirement in the Cybersecurity Law and requires important data to be stored locally in China. Such important data may only be transferred outside of China subject to compliance with certain data transfer restrictions, such as passing a security assessment organized by the relevant
The Cybersecurity Review Measures, which took effect on February 15, 2022 in China, clarifies when entities must apply for a mandatory cybersecurity review from the Chinese government authorities. These circumstances include when (i) CIIOs purchase network products that may affect national security, (ii) when a network platform operator’s data processing activities may affect national security, or (iii) when a network platform operator holds personal information of more than one million individuals and plans on listing publicly abroad (outside China). Network platform operators are not defined but is understood to be broadly interpreted to include all Internet platform operators or service providers, thus providing for a broad application. A mandatory cybersecurity review is likely to prolong the timeline of any contemplated listing timeline abroad and increase the regulatory compliance burden on entities that are subject to this requirement.
Additionally, on August 20, 2021, the People’s Republic of China announced the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL is intended to clarify the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing and the basic requirements of notice and consent, among other things. The PIPL also sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the relevant authorities with the overseas recipient.
On July 7, 2022, the Cyberspace Administration of China (the “CAC”) issued Security Assessment Measures for Outbound Data Transfers, which became effective on September 1, 2022. The Security Assessment Measures for Outbound Data Transfers clarifies the security assessment requirement under the PIPL and requires a data processor to apply for the security assessment organized by the CAC under any of the following circumstances before the information is transferred outbound: (i) where a data processor provides key data overseas, (ii) critical information infrastructure operator and personal information processors who process more than 1 million individuals personal information; (iii) where a data processor has cumulatively provided personal information of over 100,000 individuals’ or sensitive personal information of over 10,000 individuals in total abroad since January 1 of the previous year. Additionally, on November 18, 2022, the CAC and the State Administration of Market Regulation issued the Implementation Rules for Personal Information Protection Certification which apply with immediate effect and which provide important guidance on obtaining a personal information certification for lawful cross-border transfer of personal information under the PIPL.
Notably, the PIPL, similar to the GDPR, applies extraterritorially. Failure to comply with PIPL can result in fines of up to RMB 50 million or 5% of the prior year’s total annual revenue for the personal information processor and/or a suspension of services or data processing activities. Other potential penalties include a fine of up to RMB 1 million on the person in charge or directly responsible personnel and, in serious cases, individuals and entities may be exposed to criminal liabilities under other local Chinese law, such as the Criminal Law of the People’s Republic of China. The PIPL also prohibits responsible personnel for violations of the PIPL from holding high level management or data protection officer positions in relevant enterprises.
In addition to China’s Cybersecurity Law, the Data Security Law and the PIPL, the relevant government authorities of the People Republic of China promulgated several regulations or released a number of draft regulations for public comments which are designed to provide further implemental guidance in accordance with the laws mentioned above.
We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL, or the increased costs of compliance, if any, will have on our operations in China due to their recent enactment and the limited guidance available, particularly on PIPL, which entities are awaiting further guidance on. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as often the above mentioned laws are drafted broadly and thus leaves great discretion to the relevant government authorities to exercise.

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
We make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the data privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or public statements or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services.
While we believe that we comply with industry standards and applicable laws and industry codes of conduct relating to privacy, security, and data protection in all material respects, there is no assurance that we will not be subject to claims that we have violated applicable laws or codes of conduct, that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, in the United States, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance. Any failure or perceived failure by us to comply with applicable privacy, security, and data protection laws, rules, regulations, and standards, or with other obligations to which we may be or may become subject, may result in investigation or actions against us by governmental entities or regulators, private claims and litigations, fines, penalties, or other liabilities or result in orders or consent decrees forcing us to modify our business practices. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively impact our operations, resulting in a material adverse effect on our business, financial condition and results of operations. Any such action could be expensive to defend, damage our reputation and adversely affect our business, results of operations, and financial condition.
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
The Providers that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, we are also subject to the policies, practices, guidelines, certifications and terms of service of Providers’ platforms on which we publish our Traeger app and content. These policies, guidelines and terms of service govern the promotion, distribution, content and operation generally of applications and content available through such Providers. Each Provider has broad discretion to change and interpret its terms of service, guidelines and policies, and those changes may have an adverse effect on our or our customers’ or users’ ability to use our products and services. A Provider may also change its fee structure, add fees associated with access to and use of its platform or app store, limit the use of personal data information and other data for advertising purposes or restrict how users can share information on their platform or across other platforms. If we or our customers or users were to violate a Provider’s terms of service, guidelines, certifications or policies, or if a Provider believes that we or our customers or users have violated, its terms of service, guidelines, certifications or policies, then that Provider could limit or discontinue our or our customers’ or users’ access to its platform or app store. In some cases, these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the Provider, which could lead to inconsistent enforcement of these terms of service or policies against us or our customers or users and could also result in the Provider limiting or discontinuing access to its platform or app store. If our products and services were unable to work effectively on or with these operating systems, either because of technological or operational constraints or because the Provider impairs our ability to operate on their platform, this could have a material adverse effect on our business, financial condition and results of operations.
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
•our staggered board;
•at any time when the parties to our Stockholders Agreement, dated as of July 28, 2021 (the “Stockholders Agreement”), with AEA Investors (the “AEA Fund”), Ontario Teachers’ Pension Plan Board (“OTPP”) and Trilantic Capital Partners (“TCP”), beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by consent without a meeting, and at any time when the parties to our Stockholders Agreement beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by written consent, but may only take action at a meeting of stockholders;
•our certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors are able to be filled only by our board of directors and not by stockholders, subject to the rights granted pursuant to the Stockholders Agreement and the Management Stockholders Agreement, dated as of July 28, 2021 (the “Management Stockholders Agreement, and together with the Stockholders Agreement, the "New Stockholders Agreements"), between the Company and Jeremy Andrus;
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
In addition, we have opted out of Section 203 of the Delaware General Corporation Law ("DGCL"), but our certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested stockholder” (generally defined as any person who, together with that person’s affiliates and associates, owns, 15% or more of our outstanding voting stock) for a period of three years following the date on which the stockholder became an “interested stockholder” is prohibited, provided, however, that, under our certificate of incorporation, the parties to our Stockholders Agreement and their respective affiliates are not be deemed to be interested stockholders regardless of the percentage of our outstanding voting stock owned by them, and accordingly are not be subject to such restrictions.
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
As of March 9, 2023, funds or entities affiliated with AEA Fund, OTPP, and TCP owned approximately 62% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our board of directors individuals designated by each of the AEA Fund, OTPP and TCP and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of the date of this Annual Report on Form 10-K, our officers, directors and principal stockholders (greater than 5% stockholders) collectively owned the significant majority of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline.
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
Our certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of us to the us or the our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision does not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with this Annual Report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
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
We have incurred and expect to continue to incur substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of RSUs granted in connection with the completion of our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
In connection with out initial public offereing, 7,782,957 restricted stock units subject to the awards of time ("RSUs") and performance based restricted stock units ("PSUs") were granted to Jeremy Andrus, our Chief Executive Officer (collectively, the “CEO Awards”) and 4,380,285 RSUs were granted to other employees in connection with our IPO (collectively, the "IPO RSUs" and, together with the CEO Award, the "IPO Awards"). Effective August 31, 2022, of the IPO RSUs, we accelerated the vesting of unvested shares subject to RSUs granted to certain employees and 518,864 earned but unvested shares subject to PSUs granted to Jeremy Andrus. As a result of the foregoing, we have incurred and expect that we will continue to incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. 4,150,910 restricted stock units subject to the CEO Awards will vest based on the achievement of performance goals, which we refer to as the "PSU CEO Awards" and RSUs subject to the CEO Awards, which we refer to as the "Time-Based RSU CEO Awards" vested in connection with the August 2022 acceleration. The PSU CEO Awards granted to Mr. Andrus will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 days) at any time until the tenth anniversary of the closing of our IPO. Mr. Andrus’s PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the initial public offering price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. To the extent earned, the PSU CEO Awards will vest if certain time-based vesting conditions are also met.
We have recorded and will continue to record substantial stock-compensation expense for the IPO RSUs, CEO Awards, and and the acceleration of vesting of RSUs and PSUs held by certain of our employees. The accelerated vesting was determined to be a modification and therefore, we evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, we recorded approximately $39.4 million of accelerated equity-based compensation for the year ended December 31, 2022.

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
Our business is vulnerable to damage or interruption from earthquakes, fires, explosions, floods, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster or adverse weather event, such as an earthquake, fire, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our wood pellet production facility in New York is located in a flood zone and has experienced flooding and other damage in connection with adverse weather events, such as hurricanes and tropical storms. Most recently, this facility incurred damage as a result of a tropical storm, and we continue to assess the extent of the damage to operations. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Climate change may impact the frequency or intensity of certain catastrophic events, as well as contribute to chronic changes in the physical environment (such as rising sea levels or changes in ambient temperature or precipitation patterns) which may disrupt our operations or those of our suppliers, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Additionally, to the extent such events increase, it may adversely impact the availability or cost of insurance. Acts of terrorism and public health crises, such as the current COVID-19 pandemic (or other future pandemics or epidemics), could also cause disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, and the likely overall impact of the COVID-19 pandemic is viewed as highly negative to the general economy. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations where we have operations and equipment or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have plans to move to new headquarters of approximately 94,000 square feet in Salt Lake City, Utah in late 2023, with the lease expected to expire in 2037. In anticipation of this move, we have agreed to sublease our previous headquarters of approximately 80,000 square feet in three phases until the lease expires in 2026. In the meantime and until the construction of our new headquarters is complete, we have leased temporary space under a lease expected to expire on September 30, 2023. These temporary facilities are used for accounting and finance, sales and marketing, customer support, product development and supply chain management functions.
We produce our wood pellets at wood pellet production facilities in Tuscarora, New York; Molalla, Oregon; Redmond, Oregon; Sweet Home, Oregon; Menlo, Georgia; Jasper, Texas; and Rural Retreat, Virginia. We own the land and buildings at facilities in Tuscarora, New York and lease the land and buildings at the other facilities. The table below provides an overview of our wood pellet production facilities as of December 31, 2022.

	Tuscarora, NY	Molalla, OR	Redmond, OR	Sweet Home, OR	Menlo, GA	Jasper, TX	Rural Retreat, VA
Raw Material Storage (sq. ft.)	5,000	12,000	n/a	6,000	n/a	8,000	10,400
Manufacturing Size (sq. ft.)	3,750	5,280	20,000	5,000	6,000	8,400	12,000
Warehousing Size (sq. ft.)	36,000	12,800	45,000	15,000	47,000	34,000	21,600
Average Production (tons of wood pellets per year) (1)	13,967	10,508	18,778	15,520	18,965	13,718	20,224
Maximum Production (tons of wood pellets per year)	54,338	19,924	39,848	19,924	39,848	19,924	54,338
Ownership	Owned	Leased	Leased	Leased	Leased	Leased	Leased
Lease End	—	2027	2023	2026	2026	2035	2025
Average Headcount (2)	17	11	14	13	16	12	14

(1)Based on actual production for the fiscal year ended December 31, 2022.
(2)Average headcount for the fiscal year ended December 31, 2022.
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
Holders
As of March 9, 2023, there were 21 holders of record of our common stock.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Performance Graph
The following graph and table illustrate the total return from July 29, 2021 through December 31, 2022, for (i) our common stock, (ii) the Standard and Poor's SmallCap 600 Stock Index ("S&P 600 Index") and (iii) the Standard and Poor's SmallCap 600 Consumer Discretionary Index. The graph and the table assume that $100 was invested on July 29, 2021 in each of our common stock, the S&P 600 Index, and Standard and Poor's SmallCap 600 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.
Comparison of Cumulative Total Return Since July 29, 2021
Assumes Initial Investment of $100

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer six series of grills – Pro (with and without WiFIRE), Ironwood and Timberline – as well as a selection of smaller, portable grills within our Town and Travel Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include grill covers, liners, tools, MEATER smart thermometers, apparel and other ancillary items.
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer ("DTC") channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, and Best Buy, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills.
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, our wood pellets are produced at facilities located in New York, Oregon, Georgia, Virginia, and Texas, and our MEATER smart thermometer accessories are currently manufactured in Hong Kong. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.
Our revenue decreased by 16.5% for the year ended December 31, 2022 as compared to the year ended December 31, 2021, and was $655.9 million for the year ended December 31, 2022, down from $785.5 million for the year ended December 31, 2021. We recorded a net loss of $382.1 million for the year ended December 31, 2022, compared to a net loss of $91.8 million for the year ended December 31, 2021.

Key Factors Affecting Our Financial Condition and Results of Operation
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in the fourth quarter of 2022, we continued to experience inflationary pressure, and a slowdown in consumer demand. These challenging macroeconomic pressures have resulted in a decline in our revenue in the year ended 2022 compared to the prior year period. If these macroeconomic trends continue through the first quarter of 2023, we could experience lower revenue and margins as compared to the corresponding prior year period.
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

Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and equity-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We expect our sales and marketing expense to decrease in the short-term as we continue to reduce our costs to drive long-term operational efficiencies. We expect our sales and marketing expense to increase on an absolute dollar basis in the long-term as we continue to increase the scope of outreach to potential new customers to drive our revenue growth. We also anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and equity-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $10.8 million, $18.8 million and $6.8 million for the year ended December 31, 2022, 2021 and 2020, respectively.
As a result of the 2022 restructuring plan (as described below), we expect general and administrative expense, including our research and development expenses and external legal and accounting expenses, to normalize as we continue to manage our investments to support our growth and develop new and enhance existing products. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
Goodwill Impairment
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when our Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. The Company performed interim goodwill impairment tests during the second and third quarters of 2022 and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded a $222.3 million non-cash goodwill impairment charge for the year ended December 31, 2022.
Restructuring Costs
The Board approved the 2022 restructuring plan as part of its efforts to reduce our costs and drive long-term operational efficiencies due to challenging macroeconomic pressures. As part of the 2022 restructuring plan, we eliminated approximately 14% of our global headcount, suspended operations of Traeger Provisions, our premium frozen meal kit business, and postponed nearshoring efforts to manufacture product in Mexico. These actions were substantially completed in the third quarter of fiscal 2022.
Total Other Expense
Total other expense consists of interest expense and other income (expense). Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below), and settlements from our interest rate swap agreement. Other income (expense) also consists of any gains (losses) on the sale of long-lived assets, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar, and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue	$655,901	$785,545	$(129,644)	(16.5)%
Cost of revenue	427,129	484,780	(57,651)	(11.9)%
Gross profit	228,772	300,765	(71,993)	(23.9)%
Operating expense:
Sales and marketing	130,688	165,180	(34,492)	(20.9)%
General and administrative	166,824	158,555	8,269	5.2%
Amortization of intangible assets	35,554	34,379	1,175	3.4%
Change in fair value of contingent consideration	10,002	3,800	6,202	163.2%
Goodwill impairment	222,322	—	222,322	100.0%
Restructuring costs	9,324	—	9,324	100.0%
Total operating expense	574,714	361,914	212,800	(58.8)%
Loss from operations	(345,942)	(61,149)	284,793	465.7%
Other income (expense):
Interest expense	(27,885)	(26,646)	(1,239)	4.6%
Loss on extinguishment of debt	—	(5,185)	(5,185)	(100.0)%
Other income (expense)	(7,127)	2,702	(9,829)	(363.8)%
Total other expense	(35,012)	(29,129)	(5,883)	20.2%
Loss before provision for income taxes	(380,954)	(90,278)	(290,676)	322.0%
Provision for income taxes	1,186	1,489	(303)	(20.3)%
Net loss	$(382,140)	$(91,767)	$(290,373)	316.4%
Comparison of the Year Ended December 31, 2022 and 2021
Revenue

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Revenue:
Grills	$355,441	$544,200	$(188,759)	(34.7)%
Consumables	131,342	136,216	(4,874)	(3.6)%
Accessories	169,118	105,129	63,989	60.9%
Total Revenue	$655,901	$785,545	$(129,644)	(16.5)%
Revenue decreased by $129.6 million, or 16.5%, to $655.9 million for the year ended December 31, 2022 compared to $785.5 million for the year ended December 31, 2021. This decrease was driven primarily by lower unit volume for grills and consumables, partially offset by higher selling prices for grills. Accessories revenue benefited from incremental revenue in the first half of 2022 due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs.
Revenue from our grills decreased by $188.8 million, or 34.7%, to $355.4 million for the year ended December 31, 2022 compared to $544.2 million for the year ended December 31, 2021. The decrease was driven primarily by lower unit volume, partially offset by a higher average selling price resulting from the introduction of higher price products, price increases taken in September 2021 and early 2022, and channel mix shift.

Revenue from our consumables decreased by $4.9 million, or 3.6%, to $131.3 million for the year ended December 31, 2022 compared to $136.2 million for the year ended December 31, 2021. The decrease was driven primarily by lower unit volume of wood pellets partially offset by increased volume on food consumables and higher average selling prices of wood pellets and other consumables.
Revenue from our accessories increased by $64.0 million, or 60.9%, to $169.1 million for the year ended December 31, 2022 compared to $105.1 million for the year ended December 31, 2021. This increase was driven primarily by incremental revenue in the first half of 2022 due to sales of MEATER smart thermometers following the July 2021 acquisition of Apption Labs combined with increased volume of Meater products in the second half of 2022 compared to the second half of 2021.
Gross Profit

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Gross profit	$228,772	$300,765	$(71,993)	(23.9)%
Gross margin (Gross profit as a percentage of revenue)	34.9%	38.3%
Gross profit decreased by $72.0 million, or 23.9%, to $228.8 million for the year ended December 31, 2022 compared to $300.8 million for the year ended December 31, 2021. Gross profit as a percentage of revenue decreased to 34.9% for the year ended December 31, 2022 from 38.3% for the year ended December 31, 2021. The decrease in gross margin was driven primarily by decreased leverage on fixed costs and expenses, restructuring costs, and limited discounting. The decrease was partially offset by higher selling prices of grills and accessories as well as favorability in foreign exchange rates.
Sales and Marketing

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Sales and marketing	$130,688	$165,180	$(34,492)	(20.9)%
As a percentage of revenue	19.9%	21.0%
Sales and marketing expense decreased by $34.5 million, or 20.9%, to $130.7 million for the year ended December 31, 2022 compared to $165.2 million for the year ended December 31, 2021. As a percentage of revenue, sales and marketing expense decreased to 19.9% for the year ended December 31, 2022 from 21.0% for the year ended December 31, 2021. The decrease in sales and marketing expense was driven primarily by a reduction in equity-based compensation primarily due to the prior period accelerated vesting of $10.2 million in connection with the unvested and outstanding Class B unit awards upon completion of the initial public offering, a decrease in professional services fees, a decrease in advertising costs, and a decrease in commissions.
General and Administrative

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
General and administrative	$166,824	$158,555	$8,269	5.2%
As a percentage of revenue	25.4%	20.2%
General and administrative expense increased by $8.3 million, or 5.2%, to $166.8 million for the year ended December 31, 2022 compared to $158.6 million for the year ended December 31, 2021. As a percentage of revenue, general and administrative expense increased to 25.4% for the year ended December 31, 2022 from 20.2% for the year ended December 31, 2021. The increase in general and administrative expense was driven primarily by equity-based compensation of $83.7 million, due to an accelerated vesting of $40.5 million in connection with the current period modifications related to awards held by the CEO and certain directors compared to equity-based compensation of $36.9 million in connection with the prior period acceleration of vesting of all unvested and outstanding Class B unit awards upon completion of the initial public offering, combined with higher personnel-related expenses. The increase was partially offset by lower professional service fees primarily due to the suspension of the Traeger Provisions' business and one-time costs related to the initial public offering.
Amortization of Intangible Assets

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$35,554	$34,379	$1,175	3.4%
As a percentage of revenue	5.4%	4.4%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, increased $1.2 million, or 3.4%, to $35.6 million for the year ended December 31, 2022 compared to $34.4 million for the year ended December 31, 2021.
Change in Fair Value of Contingent Consideration

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$10,002	$3,800	$6,202	163.2%
As a percentage of revenue	1.5%	0.5%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $6.2 million, or 163.2%, to $10.0 million for the year ended December 31, 2022 compared to $3.8 million for the year ended December 31, 2021. The change in fair value of contingent consideration was driven primarily by the increase in the likelihood of achieving the performance targets.
Goodwill Impairment

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Goodwill impairment	$222,322	$—	$222,322	100.0%
As a percentage of revenue	33.9%	—%
The Company recorded non-cash goodwill impairment of $222.3 million for the year ended December 31, 2022, compared to no impairment for the year ended December 31, 2021. The non-cash goodwill impairment was primarily driven by our reporting unit's sustained decrease in discounted projections of estimated operating results and cash flows, the sustained decrease in our publicly quoted share price and market capitalization, as well as decreased valuation multiples compared to publicly traded companies, resulting in our reporting units carrying amount exceeding its fair value.
Restructuring Costs

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Restructuring costs	$9,324	$—	$9,324	100.0%
As a percentage of revenue	1.4%	—%

The Company recorded restructuring costs of $9.3 million for the year ended December 31, 2022 compared to no restructuring costs for the year ended December 31, 2021. The restructuring costs were primarily due to reduction in force, suspended operations of Traeger Provisions, and postponed near-shoring efforts to manufacture product in Mexico.

Total Other Expense

	Year-ended December 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Interest expense	$(27,885)	$(26,646)	$1,239	4.6%
Loss on extinguishment of debt	—	(5,185)	(5,185)	(100.0)%
Other income (expense)	(7,127)	2,702	9,829	363.8%
Total other expense	$(35,012)	$(29,129)	$5,883	20.2%
As a percentage of revenue	(5.3)%	(3.7)%
Total other expense increased by $5.9 million, or 20.2%, to $35.0 million for the year ended December 31, 2022 compared to $29.1 million for the year ended December 31, 2021. This increase was due primarily to an unfavorable change in our foreign currency contracts, losses recorded associated with foreign currency denominated transactions, and higher interest expense due to greater utilization of our Credit Facilities and incremental borrowing on the First Lien Term Loan Facility. These increases were offset by the loss on extinguishment of debt in the prior period.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our credit facilities and receivables financing agreement. The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions including JPMorgan Chase Bank, HSBC, World First Bank, Handelsbanken, and Stadtsparkasse München, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
As of December 31, 2022, we had cash and cash equivalents of $39.1 million, restricted cash of $12.5 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and up to $15.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of December 31, 2022, we had drawn down $72.0 million on the Revolving Credit Facility and $11.7 million under the Receivables Financing Agreement. As of December 31, 2022, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $404.1 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
In connection with the IPO, we granted RSUs. Specifically, 7,782,957 shares of our common stock are issuable in connection with the vesting of the CEO Awards. In addition, 4,380,285 shares of our common stock are issuable in connection with the vesting of IPO RSUs granted to others under the 2021 Plan, including to our Chief Financial Officer and certain of our directors, which awards became effective in connection with the IPO. In light of the large number of RSUs subject to the IPO Awards and the acceleration of vesting of RSUs and PSUs held by certain of our employees, we have incurred and we anticipate that we will continue to incur substantial equity-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these RSUs. The accelerated vesting was determined to be a modification and therefore, we evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, we recorded approximately $39.4 million of accelerated equity-based compensation for the year ended December 31, 2022.
In addition, in connection with the completion of the Company’s IPO, Class B Units that were outstanding and vested were, as part of the statutory corporate conversion effected in July 2021, converted into shares of common stock of the Company. The Company recorded equity compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B Units based on the IPO price of $18.00. Given the proximity of the modification to the IPO, the expense recorded by the Company was based on the actual conversion of the Class B Unit into common stock and the valuation of the Company at time of the IPO.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Year-ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$5,094	$(28,427)
Net cash used in investing activities	(18,904)	(79,897)
Net cash provided by financing activities	48,625	113,508
Net increase in cash, cash equivalents, and restricted cash	$34,815	$5,184
Cash Flow from Operating Activities
During the year ended December 31, 2022, net cash provided by operating activities consisted of a net loss of $382.1 million and net non-cash adjustments to net loss of $381.0 million, partially offset by net changes in operating assets and liabilities of $6.2 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $13.8 million, amortization of intangible assets of $42.7 million, equity-based compensation of $87.7 million, goodwill impairment of $222.3 million, change in fair value of contingent consideration of $6.7 million, and unrealized losses on derivative contracts of $2.4 million. The increase in net cash from net changes in operating assets and liabilities during the year ended December 31, 2022 was primarily due to a decrease in accounts receivable of $51.1 million, partially offset by an increase in inventories of $11.9 million and a decrease in accounts payable and accrued expenses of $28.2 million.
During the year ended December 31, 2021, net cash used in operating activities consisted of net loss of $91.8 million and net non-cash adjustments to net income of $145.7 million, partially offset by net changes in operating assets and liabilities of $82.3 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $9.2 million, amortization of intangible assets of $38.4 million, equity-based compensation of $81.1 million, and unrealized losses on foreign currency contracts of $4.8 million. The decrease in net cash from net changes in operating assets and liabilities during the year ended December 31, 2021 was primarily due to an increase in accounts receivable of $26.4 million and an increase in inventories of $67.8 million, offset in part by an increase in accounts payable and accrued expenses of $19.2 million.
Cash Flow from Investing Activities
During the year ended December 31, 2022, net cash used in investing activities was $18.9 million. The cash flow used was driven by the purchase of property, plant, and equipment of $18.4 million primarily related to internal-use software and website developments costs, the purchase of tooling equipment, and wood pellet production equipment.
During the year ended December 31, 2021, net cash used in investing activities was $79.9 million. The cash flow used was driven primarily by the acquisition of Apption Labs in July 2021, net of cash acquired, of $56.9 million, as well as the purchase of property, plant, and equipment of $22.5 million primarily related to the purchase of wood pellet production equipment, tooling, and internal-use software and website developments costs.
Cash Flow from Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $48.6 million. The cash flow provided was driven primarily by net borrowings on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement, of $33.6 million for general corporate and working capital purposes, as well as the borrowings under the delayed draw term loan of $25.0 million for purposes of financing the earn out obligation associated with the acquisition of Apption Labs.
During the year ended December 31, 2021, net cash provided by financing activities was $113.5 million. The cash flow used was driven primarily by $142.3 million of proceeds from the issuance of our common stock upon the IPO, net of offering costs, as well as net proceeds from our First Lien Term Loan Facility of $510.0 million partially offset by the repayment of the First Lien Credit Agreement and Second Lien Credit Agreement of $446.4 million and the repayment of $130.8 million on the First Lien Term Loan Facility using proceeds from the IPO.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for a senior secured term loan facility (the "First Lien Term Loan Facility"), and a revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities").
First Lien Credit Agreement
The First Lien Credit Facility provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. The outstanding amounts borrowed through the delayed draw term loan are recorded in the First Lien Term Loan Facility. As of December 31, 2022, the total principal amount outstanding on the First Lien Term Loan Facility was $404.1 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of December 31, 2022, the total outstanding principal balance under the Revolving Credit Facility was $72.0 million.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
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
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of December 31, 2022, we were in compliance with the covenants under the New Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement, as amended, or the Receivables Financing Agreement. Pursuant to the Receivables Financing Agreement, we participate in a trade receivables securitization program administered by MUFG Bank Ltd. Through this arrangement, we have secured short-term capital requirements financing using outstanding accounts receivable balances as collateral, which have been contributed by us to a wholly owned subsidiary, Traeger SPE LLC. As a special purpose entity (the "SPE"), Traeger SPE LLC has been structured such that its assets (substantively the accounts receivable contributed by us to the SPE) are outside the reach of other creditors, including the lenders under our First Lien Credit Agreement. While we provide services to the SPE through continuing involvement in the aspects of collection and cash application of the receivables, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of December 31, 2022, we have drawn down $11.7 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024.
Contractual Obligations
As of December 31, 2022, significant contractual obligations related to debt were $476.1 million of principal borrowings and $189.4 million of related interest, which will become due on the maturity date of June 29, 2028. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2022. See Note 12 – Notes Payable to the accompanying consolidated financial statements for additional information regarding our Credit Facilities.
We have various lease agreements related to office space, warehouses, vehicles, and office equipment that expire at various dates through 2034. As of December 31, 2022, the future minimum rental payments under non-cancelable operating leases was $15.6 million. See Note 4 – Leases to the accompanying consolidated financial statements for additional information regarding our non-cancellable operating leases.
We also have purchase obligations consisting of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2022, the future minimum value of our non-cancellable unconditional purchase obligations was $6.1 million. See Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our purchase obligations.
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

While our significant accounting policies are described in further detail in Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following critical accounting policies reflect our more significant judgments and estimates used that management believes are particularly important in the preparation of our consolidated financial statements and that require the use of estimates, assumptions and judgments to determine matters that are inherently uncertain.
Revenue Recognition
As discussed in the “Revenue Recognition and Sales Returns and Allowances” section in Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements, we adopted the new revenue recognition standard, ASC 606, Revenue from Contracts with Customers, at the beginning of 2019.
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
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in other business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
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
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2022 and 2021, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests. Due to impairment indicators identified during the second and third quarters of 2022, the Company performed interim goodwill impairment tests and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded $222.3 million of non-cash goodwill impairment charges for the fiscal year ended December 31, 2022. For details associated with the Company's interim goodwill impairment testing, see Note 11 – Goodwill and Intangibles.
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
Interest Rate Risk
We had cash and cash equivalents of $39.1 million and $16.7 million as of December 31, 2022 and 2021, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $476.1 million and $388.2 million of outstanding debt as of December 31, 2022 and 2021, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the New Credit Facilities as of December 31, 2022, for every 100 basis point increase in the interest rates, we would incur approximately $4.8 million of additional annual interest expense excluding the impact of our interest rate swap. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge or otherwise protect fluctuations on a portion of our variable rate debt as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements, and we may in the future use caps, collars, structured collars or other common derivative financial instruments to further reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi as well as our international sales primarily denominated in the Canadian dollar, Euro, and British pound. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of December 31, 2022 and 2021 but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty, and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our consolidated balance sheet, and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheet. Changes in the net fair value of contracts are recorded in other income (expense) in the consolidated statements of operations. At December 31, 2022 and 2021, the net liability and asset fair values of our foreign currency contract positions was $1.0 million and $1.4 million, respectively. These foreign currency contract positions resulted in a net loss of $3.9 million and a net gain of $3.4 million for the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $3.5 million or loss of approximately $2.9 million, respectively.
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
Inflation Risk
We are exposed to inflationary factors such as increases in the costs of our products and overhead costs that may adversely affect our operating results. While inflation has had a manageable impact our financial position and results of operations to date, a sustained high rate of inflation may have an adverse effect on our gross margin and operating expenses, if the selling prices of our products do not increase with these increased costs.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by COSO in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2022, the Company's internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Jeremy Andrus	51	Chief Executive Officer, Chairman of the Board and Director
Dominic Blosil	41	Chief Financial Officer
Jim Hardy	63	Chief Operating Officer
Non-Employee Directors
Raul Alvarez	67	Lead Independent Director
Wendy A. Beck	58	Director
Martin Eltrich	50	Director
James Ho	45	Director
Daniel James	58	Director
Elizabeth C. Lempres	62	Director
James Manges	46	Director
Wayne Marino	62	Director
Steven Richman	63	Director
Harjit Shoan	48	Director
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
Jim Hardy has served as our Chief Operating Officer since September 2022 and prior to that, as our Chief Supply Chain Officer since March 2021. Mr. Hardy has over 35 years of supply chain experience, most recently serving as Chief Operating Officer of Fanatics, Inc., a retailer of licensed sports apparel and merchandise, from November 2017 to December 2019 and as Executive Vice President Global Operations of Under Armour, Inc. from March 2012 to March 2017. Mr. Hardy has also served on the board of directors of several private companies. Mr. Hardy received a B.S. in Industrial Engineering from the University of Florida.
Non-Employee Directors
Raul Alvarez has served as a member of our board of directors since May 2018 and as our lead independent director since July 2021. Mr. Alvarez is an Operating Partner of Advent International Corporation, a global private equity firm, a position he has held since July 2017. Mr. Alvarez has served on the board of directors of Eli Lilly and Company since 2009 and of Lowe’s Companies, Inc. since 2010, and he has served on the board of director of First Watch Restaurant Group, Inc. since August 2017 and as its chairman since December 2019. Mr. Alvarez also serves on the board of directors of several private companies. Mr. Alvarez previously served on the board of directors of Dunkin’ Brands Group, Inc., McDonalds Corporation, KeyCorp, Skylark Co., Ltd, and Realogy Holdings Corp. Mr. Alvarez received a B.B.A. in Accounting from the University of Miami. We believe Mr. Alvarez is qualified to serve on our board of directors because of his extensive leadership experience, strong business acumen and public company board experience.

Wendy A. Beck has served as a member of our board of directors since July 2021. Ms. Beck most recently served as Executive Vice President and Chief Financial Officer for Norwegian Cruise Line Holdings, Inc., an American cruise line, from 2010 until March 2018. Prior to that, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza Inc. from 2008 to 2010, as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from 2004 through 2008 and as their Vice President and Chief Accounting Officer from 2001 through 2004, and as Vice President, Chief Financial Officer and Treasurer of Checkers Drive-In Restaurants, Inc. from 2000 through 2001 and previously served in other financial positions since 1993. Ms. Beck joined the board of directors of Academy Sports and Outdoors, Inc., or ASO, in December 2020 and serves on the audit committee and as chair of the nominating and corporate governance committee of ASO. She has also served on the board of directors and the compensation committee of Bloomin’ Brands, Inc. since February 2018, and she previously served on the board of directors and chaired the audit committee of At Home Group Inc. from September 2014 to July 2021. Ms. Beck received her B.S. in Accounting from the University of South Florida and has been a Certified Public Accountant since 1992. We believe Ms. Beck is qualified to serve on our board of directors because of her executive leadership and her extensive financial and public company executive and board experience.
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
Steven Richman has served as a member of our Board since October 2022. Mr. Richman has served as Group President of The Milwaukee Electric Tool Corporation, a manufacturer of power tools, since 2007. Previously, Mr. Richman served as Chief Executive Officer of Werner Co. from 2005 to 2007, and as President of SKIL and Bosch Power Tools Corporation from 1998 to 2004. Mr. Richman received a B.A. from University of California, Los Angeles. We believe Mr. Richman is qualified to serve on our Board due to his experience as a chief executive officer and other leadership positions in the consumer products industry.
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
The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2022)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	10,638,077 (2)	—	4,268,573 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	10,638,077	—	4,268,573
(1) Consists of the 2021 Plan.
(2) Consists of 10,638,077 outstanding RSUs under the 2021 Plan.
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
The remaining information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-43 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
4.1	Form of Certificate of Common Stock	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement	8-K	08/03/21	10.2
4.3	Management Stockholders Agreement	8-K	08/03/21	10.3
4.4	Registration Rights Agreement	8-K	08/03/21	10.1
4.5	Description of Securities	10-K	03/28/22	4.5
10.1†	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2†	Traeger, Inc. 2021 Incentive Award Plan	10-K	03/28/22	10.2
10.3†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4†	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.5†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7†	Traeger, Inc. Deferred Compensation Plan	S-1/A	07/21/21	10.13

10.8†	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.9†	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.10†	Traeger, Inc. Non-Employee Director Compensation Program	S-1/A	07/21/21	10.3
10.11†	Traeger, Inc. Executive Change in Control Severance Plan	8-K	04/26/22	10.1
10.12†	Amended and Restated Employment Agreement, by and between Jeremy Andrus and Traeger Pellet Grills LLC, dated September 25, 2017	S-1	07/06/21	10.4
10.13†	Letter Agreement, by and between Jeremy Andrus and Traeger, Inc., dated August 2, 2021	10-Q	09/10/21	10.11
10.14	Letter Agreement, between Jeremy Andrus and Traeger, Inc., dated August 31, 2022	8-K	08/31/22	10.1
10.15†	Offer of Employment Letter, by and between Dominic Blosil and Traeger Pellet Grills LLC, dated January 28, 2014.	S-1	07/06/21	10.5
10.16†	Offer of Employment Letter, by and between Jim Hardy and Traeger Pellet Grills LLC, dated February 25, 2021.	10-K	03/28/22	10.14
10.17	First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.14
10.18	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 18, 2021.	10-Q	09/10/21	10.10
10.19	Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022.	10-Q	08/15/22	10.3
10.20	Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.16
10.21	Amendment No. 1 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.17
10.22	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.	10-K	03/28/22	10.19
10.23	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022.	10-Q	08/15/22	10.2

10.24	Amendment No. 4 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 19, 2022.	10-Q	11/14/22	10.3
10.25	Amendment No. 5 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2022.	10-Q	11/14/22	10.5
10.26	Amendment No. 6 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 30, 2022.	10-Q	11/14/22	10.6
10.27	Waiver and Amendment No. 7 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2022.	10-Q	11/14/22	10.7
10.28	Purchase and Contribution Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.18
10.29	Current Office Lease dated January 23, 2015, as amended April 1, 2015, February 8, 2016, November 22, 2016, December 4, 2017, and August 28, 2018.	S-1	07/06/21	10.19
10.30	Sublease, dated as of October 29, 2021, by and between Traeger Pellet Grills LLC and Verkada, Inc.	8-K	01/19/21	10.1
10.31^	Planned Office Lease, dated November 4, 2020, as amended February 8, 2021.	10-K	03/28/22	10.23
10.32^	Second Amendment to Planned Office Lease, dated September 1, 2021.	10-K	03/28/22	10.24
21.1	List of Subsidiaries	10-K	03/28/22	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

TRAEGER, INC.

Date: March 16, 2023	By:	/s/ Jeremy Andrus
Jeremy Andrus
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Andrus	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 16, 2023
Jeremy Andrus

/s/ Dominic Blosil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023
Dominic Blosil

/s/ Raul Alvarez	Director	March 16, 2023
Raul Alvarez

/s/ Wendy A. Beck	Director	March 16, 2023
Wendy A. Beck

/s/ Martin Eltrich	Director	March 16, 2023
Martin Eltrich

/s/ James Ho	Director	March 16, 2023
James Ho

/s/ Daniel James	Director	March 16, 2023
Daniel James

/s/ Elizabeth C. Lempres	Director	March 16, 2023
Elizabeth C. Lempres

/s/ James Manges	Director	March 16, 2023
James Manges

/s/ Wayne Marino	Director	March 16, 2023
Wayne Marino

/s/ Steven Richman	Director	March 16, 2023
Steven Richman

/s/ Harjit Shoan	Director	March 16, 2023
Harjit Shoan

TRAEGER, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Traeger, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Traeger, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in member’s and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Salt Lake City, Utah
March 16, 2023

TRAEGER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$39,055	$16,740
Restricted cash	12,500	—
Accounts receivable, net	42,050	92,927
Inventories	153,471	141,540
Prepaid expenses and other current assets	27,162	15,036
Total current assets	274,238	266,243
Property, plant, and equipment, net	55,510	55,477
Operating lease right-of-use assets	13,854	—
Goodwill	74,725	297,047
Intangible assets, net	512,858	555,151
Other long-term assets	15,530	3,608
Total assets	$946,715	$1,177,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$29,841	$42,694
Accrued expenses	52,295	69,773
Line of credit	11,709	41,138
Current portion of notes payable	250	—
Current portion of operating lease liabilities	5,185	—
Current portion of contingent consideration	12,157	12,200
Other current liabilities	1,470	420
Total current liabilities	112,907	166,225
Notes payable, net of current portion	468,108	379,395
Operating lease liabilities, net of current portion	9,001	—
Contingent consideration, net of current portion	10,590	13,100
Deferred tax liability	10,370	11,673
Other non-current liabilities	870	1,111
Total liabilities	611,846	571,504
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 122,624,414 and 117,547,916 as of December 31, 2022 and 2021	12	12
Additional paid-in capital	882,069	794,413
Accumulated deficit	(570,475)	(188,317)
Accumulated other comprehensive income (loss)	23,263	(86)
Total stockholders' equity	334,869	606,022
Total liabilities and stockholders' equity	$946,715	$1,177,526
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year-ended December 31,
	2022	2021	2020
Revenue	$655,901	$785,545	$545,772
Cost of revenue	427,129	484,780	310,960
Gross profit	228,772	300,765	234,812
Operating expense:
Sales and marketing	130,688	165,180	93,690
General and administrative	166,824	158,555	50,243
Amortization of intangible assets	35,554	34,379	32,533
Change in fair value of contingent consideration	10,002	3,800	—
Goodwill impairment	222,322	—	—
Restructuring costs	9,324	—	—
Total operating expense	574,714	361,914	176,466
Income (loss) from operations	(345,942)	(61,149)	58,346
Other income (expense):
Interest expense	(27,885)	(26,646)	(34,073)
Loss on extinguishment of debt	—	(5,185)	—
Other income (expense)	(7,127)	2,702	7,526
Total other expense	(35,012)	(29,129)	(26,547)
Income (loss) before provision for income taxes	(380,954)	(90,278)	31,799
Provision for income taxes	1,186	1,489	749
Net income (loss)	$(382,140)	$(91,767)	$31,050
Net income (loss) per share, basic and diluted	$(3.19)	$(0.82)	$0.29
Weighted-average common shares outstanding, basic and diluted	119,698,776	112,374,669	108,724,387
Other comprehensive income (loss):
Foreign currency translation adjustments	$(61)	$(86)	$—
Change in cash flow hedge	23,410	—	—
Total other comprehensive income	23,349	(86)	—
Comprehensive income (loss)	$(358,791)	$(91,853)	$31,050
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S AND STOCKHOLDERS' EQUITY
(in thousands, except unit and share amounts)

	Common Units		Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Member’s and Stockholders' Equity
	Units	No Par Value	Shares	Amount	Member's Capital		Accumulated Deficit
Balance at January 1, 2019	108,724,422	$—	—	$—	$558,478	$—	$(127,600)	$—	$430,878
Distributions	—	—	—	—	(250)	—	—	—	(250)
Equity-based compensation	—	—	—	—	12,810	—	—	—	12,810
Net income	—	—	—	—	—	—	31,050	—	31,050
Balance at December 31, 2020	108,724,422	$—	—	$—	$571,038	$—	$(96,550)	$—	$474,488
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(571,038)	571,027	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,274	—	—	142,275
Equity-based compensation	—	—	—	—	—	81,112	—	—	81,112
Net loss	—	—	—	—	—	—	(91,767)	—	(91,767)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	—	—	5,082,024	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(5,526)	—	—	(41)	—	—	(41)
Cumulative adjustment for adoption of ASC 842	—	—	—	—	—	—	(18)	—	(18)
Equity-based compensation	—	—	—	—	—	87,697	—	—	87,697
Net loss	—	—	—	—	—	—	(382,140)	—	(382,140)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(61)	(61)
Change in cash flow hedge	—	—	—	—	—	—	—	23,410	23,410
Balance at December 31, 2022	—	$—	122,624,414	$12	$—	$882,069	$(570,475)	$23,263	$334,869
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(382,140)	$(91,767)	$31,050
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	13,821	9,150	7,762
Amortization of intangible assets	42,726	38,350	33,206
Amortization of deferred financing costs	1,957	2,523	2,762
Loss on disposal of property, plant, and equipment	1,140	274	186
Loss on extinguishment of debt	—	5,185	—
Equity-based compensation expense	87,697	81,112	12,810
Bad debt expense	(175)	468	—
Unrealized loss (gain) on derivative contracts	2,440	4,821	(6,087)
Change in fair value of contingent consideration	6,722	3,800	—
Goodwill impairment	222,322	—	—
Restructuring costs	2,046	—	—
Other non-cash adjustments	334	—	—
Change in operating assets and liabilities:
Accounts receivable	51,052	(26,365)	(30,170)
Inventories	(11,931)	(67,826)	(28,979)
Prepaid expenses and other current assets	(3,046)	(5,787)	(4,311)
Other non-current assets	78	(681)	—
Accounts payable and accrued expenses	(28,211)	19,182	28,351
Other non-current liabilities	(1,738)	(866)	17
Net cash provided by (used in) operating activities	5,094	(28,427)	46,597
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(18,398)	(22,479)	(14,127)
Capitalization of patent costs	(506)	(563)	(511)
Proceeds from notes receivable	—	—	21
Business combination, net of cash acquired	—	(56,855)	(12,724)
Net cash used in investing activities	(18,904)	(79,897)	(27,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	179,000	118,000	57,000
Repayments on line of credit	(145,429)	(67,862)	(67,000)
Proceeds from long-term debt	25,000	510,000	—
Payment of deferred financing costs	—	(8,601)	(810)
Repayments of long-term debt	(125)	(579,921)	(3,407)
Principal payments on finance lease liabilities	(505)	(382)	(310)
Payment of acquisition related contingent consideration	(9,275)	—	—
Taxes paid related to net share settlement of equity awards	(41)	—	—
Proceeds from initial public offering, net of issuance costs	—	142,274	—
Distribution to members	—	—	(250)
Net cash provided by (used in) financing activities	48,625	113,508	(14,777)
Net increase in cash, cash equivalents, and restricted cash	34,815	5,184	4,479
Cash, cash equivalents, and restricted cash at beginning of period	16,740	11,556	7,077
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$51,555	$16,740	$11,556

The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)	Year-ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,138	$23,444	$31,327
Cash paid for income taxes	$2,844	$1,654	$76
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$1,116	$645	$393
Property, plant, and equipment included in accounts payable and accrued expenses	$2,134	$8,586	$576
Unpaid amount for acquisition of subsidiaries included in accrued expenses	$—	$—	$2,414
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

Traeger, Inc. was incorporated in July 2021 in connection with the conversion of TGPX Holdings I LLC from a Delaware limited liability company into a Delaware corporation at the time of the Company's initial public offering ("IPO") and has no material assets and liabilities or standalone operations other than its ownership in its consolidated subsidiaries. TGPX Holdings II LLC is the only direct subsidiary of Traeger, Inc. TGPX Holdings II LLC is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interest in TGP Holdings III LLC. Pursuant to the statutory corporate conversion (the "Corporate Conversion"), all of the outstanding limited liability company interests of TGPX Holdings I LLC were converted into shares of common stock of Traeger, Inc., and TGP Holdings LP (the “Partnership”) became the holder of such shares of common stock of Traeger, Inc. In connection with the Corporate Conversion, the Partnership liquidated and distributed these shares of common stock to the holders of partnership interests in the Partnership in direct proportion to their respective interests in the Partnership based upon the value of Traeger, Inc. at the time of the IPO, with a value implied by the initial public offering price of the shares of common stock sold in the IPO. Based on the IPO price of $18.00 per share, following the Partnership’s liquidation and distribution, including the elimination of any fractional shares resulting therefrom, and the Corporate Conversion, the Company had 108,724,387 shares of common stock outstanding immediately prior to the IPO.
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
Revision of Previously Issued Consolidated Financial Statements – During the financial close for the quarter ended December 31, 2022, the Company determined that certain inventory balances associated with direct-to-consumer sales from special events were not being accurately adjusted in the correct accounting periods. Consequently, during 2022 and in previous annual and quarterly periods, certain immaterial errors existed in previously reported amounts of inventory and cost of revenue.
The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required. However, the Company concluded that the cumulative effect of correcting the errors in the quarter ended December 31, 2022, would materially misstate the Company’s condensed consolidated financial statements for the three months ended December 31, 2022. Accordingly, the Company has reflected the corrections in the results for prior periods in this Annual Report on Form 10-K. In addition, the amounts labeled “Adjustment” include certain other previously identified adjustments that were previously deemed to be immaterial.
The following tables present the revised results for each previously reported period, the adjustments made to each period and the previously reported amounts to summarize the effect of the corrections on the previously reported consolidated balance sheets, consolidated statements of operations, and consolidated statement of cash flows for the periods presented (in thousands, except per share amounts).
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2022
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$161,769	$(5,384)	$156,385
Total current assets	233,815	(5,384)	228,431
Total assets	926,207	(5,384)	920,823
Total liabilities	562,840	—	562,840
Accumulated deficit	(536,169)	(5,384)	(541,553)
Total stockholders' equity	363,367	(5,384)	357,983
Total liabilities and stockholders' equity	926,207	(5,384)	920,823
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$67,810	$900	$68,710
Gross profit	25,978	(900)	25,078
General and administrative	70,882	(397)	70,485
Loss from operations	(199,982)	(503)	(200,485)
Loss before benefit for income taxes	(210,864)	(503)	(211,367)
Net loss	(210,639)	(503)	(211,142)
Net loss per share, basic and diluted	$(1.76)	$—	$(1.76)
Comprehensive loss	(198,421)	(503)	(198,924)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$334,719	$1,886	$336,605
Gross profit	183,049	(1,886)	181,163
Loss from operations	(322,788)	(1,886)	(324,674)
Loss before benefit for income taxes	(351,377)	(1,886)	(353,263)
Net loss	(351,350)	(1,886)	(353,236)
Net loss per share, basic and diluted	$(2.96)	$(0.02)	$(2.98)
Comprehensive loss	(326,799)	(1,886)	(328,685)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Corrected
Net loss	$(351,350)	$(1,886)	$(353,236)
Change in operating assets and liabilities:
Inventories	(16,731)	1,886	(14,845)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2022
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$163,804	$(4,484)	$159,320
Total current assets	308,871	(4,484)	304,387
Total assets	1,110,193	(4,484)	1,105,709
Accrued Expenses	74,207	397	74,604
Total liabilities	601,658	397	602,055
Accumulated deficit	(325,530)	(4,881)	(330,411)
Total stockholders' equity	508,535	(4,881)	503,654
Total liabilities and stockholders' equity	1,110,193	(4,484)	1,105,709
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$126,764	$65	$126,829
Gross profit	73,506	(65)	73,441
Sales and marketing	43,811	(1,760)	42,051
General and administrative	28,886	2,550	31,436
Loss from operations	(119,819)	(855)	(120,674)
Loss before provision for income taxes	(132,233)	(855)	(133,088)
Net loss	(132,279)	(855)	(133,134)
Net loss per share, basic and diluted	$(1.12)	$(0.01)	$(1.13)
Comprehensive loss	(126,532)	(855)	(127,387)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$266,909	$986	$267,895
Gross profit	157,071	(986)	156,085
General and administrative	71,755	397	72,152
Loss from operations	(122,806)	(1,383)	(124,189)
Loss before provision for income taxes	(140,513)	(1,383)	(141,896)
Net loss	(140,711)	(1,383)	(142,094)
Net loss per share, basic and diluted	$(1.19)	$(0.01)	$(1.20)
Comprehensive loss	(128,378)	(1,383)	(129,761)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Corrected
Net loss	$(140,711)	$(1,383)	$(142,094)
Change in operating assets and liabilities:
Inventories	(18,767)	986	(17,781)
Accounts payable and accrued expenses	(19,351)	397	(18,954)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2022
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$164,127	$(4,026)	$160,101
Total current assets	351,188	(4,026)	347,162
Total assets	1,268,544	(4,026)	1,264,518
Total liabilities	645,387	—	645,387
Accumulated deficit	(193,251)	(4,026)	(197,277)
Total stockholders' equity	623,157	(4,026)	619,131
Total liabilities and stockholders' equity	1,268,544	(4,026)	1,264,518
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$140,145	$921	$141,066
Gross profit	83,565	(921)	82,644
Sales and marketing	33,094	1,760	34,854
General and administrative	42,869	(2,153)	40,716
Loss from operations	(2,987)	(528)	(3,515)
Loss before provision for income taxes	(8,280)	(528)	(8,808)
Net loss	(8,432)	(528)	(8,960)
Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.08)
Comprehensive loss	(1,846)	(528)	(2,374)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Corrected
Net loss	$(8,432)	$(528)	$(8,960)
Change in operating assets and liabilities:
Inventories	(19,089)	528	(18,561)
CONSOLIDATED BALANCE SHEET

	As of December 31, 2021
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$145,038	$(3,498)	$141,540
Total current assets	269,741	(3,498)	266,243
Total assets	1,181,024	(3,498)	1,177,526
Total liabilities	571,504	—	571,504
Accumulated deficit	(184,819)	(3,498)	(188,317)
Total stockholders' equity	609,520	(3,498)	606,022
Total liabilities and stockholders' equity	1,181,024	(3,498)	1,177,526

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended December 31, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$109,481	$737	$110,218
Gross profit	65,451	(737)	64,714
Loss from operations	(27,251)	(737)	(27,988)
Loss before provision for income taxes	(30,914)	(737)	(31,651)
Net loss	(33,658)	(737)	(34,395)
Net loss per share, basic and diluted	$(0.29)	$—	$(0.29)
Comprehensive loss	(33,755)	(737)	(34,492)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$481,834	$2,946	$484,780
Gross profit	303,711	(2,946)	300,765
Loss from operations	(58,203)	(2,946)	(61,149)
Loss before provision for income taxes	(87,332)	(2,946)	(90,278)
Net loss	(88,821)	(2,946)	(91,767)
Net loss per share, basic and diluted	$(0.79)	$(0.03)	$(0.82)
Comprehensive loss	(88,907)	(2,946)	(91,853)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2021
	As Previously Reported	Adjustment	As Corrected
Net loss	$(88,821)	$(2,946)	$(91,767)
Change in operating assets and liabilities:
Inventories	(70,772)	2,946	(67,826)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2021
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$114,597	$(2,761)	$111,836
Total current assets	235,036	(2,761)	232,275
Total assets	1,149,701	(2,761)	1,146,940
Total liabilities	525,557	—	525,557
Accumulated deficit	(151,161)	(2,761)	(153,922)
Total stockholders' equity	624,144	(2,761)	621,383
Total liabilities and stockholders' equity	1,149,701	(2,761)	1,146,940
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$107,696	$1,254	$108,950
Gross profit	54,322	(1,254)	53,068
Loss from operations	(81,810)	(1,254)	(83,064)
Loss before benefit for income taxes	(91,168)	(1,254)	(92,422)
Net loss	(89,185)	(1,254)	(90,439)
Net loss per share, basic and diluted	$(0.78)	$(0.01)	$(0.79)
Comprehensive loss	(89,174)	(1,254)	(90,428)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$372,353	$2,209	$374,562
Gross profit	238,260	(2,209)	236,051
Loss from operations	(30,952)	(2,209)	(33,161)
Loss before benefit for income taxes	(56,418)	(2,209)	(58,627)
Net loss	(55,163)	(2,209)	(57,372)
Net loss per share, basic and diluted	$(0.50)	$(0.02)	$(0.52)
Comprehensive loss	(55,152)	(2,209)	(57,361)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment	As Corrected
Net loss	$(55,163)	$(2,209)	$(57,372)
Change in operating assets and liabilities:
Inventories	(40,331)	2,209	(38,122)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2021
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$86,151	$(1,507)	$84,644
Total current assets	292,385	(1,507)	290,878
Total assets	1,119,160	(1,507)	1,117,653
Total liabilities	607,597	—	607,597
Accumulated deficit	(61,976)	(1,507)	(63,483)
Total members' equity	511,563	(1,507)	510,056
Total liabilities and members' equity	1,119,160	(1,507)	1,117,653
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$129,715	$247	$129,962
Gross profit	83,307	(247)	83,060
Income from operations	2,935	(247)	2,688
Loss before provision for income taxes	(4,903)	(247)	(5,150)
Net loss	(4,907)	(247)	(5,154)
Net loss per share, basic and diluted	$(0.05)	$—	$(0.05)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$264,657	$955	$265,612
Gross profit	183,938	(955)	182,983
Income from operations	50,858	(955)	49,903
Income before provision for income taxes	34,750	(955)	33,795
Net income	34,022	(955)	33,067
Net income per share, basic and diluted	$0.31	$(0.01)	$0.30
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Corrected
Net income	$34,022	$(955)	$33,067
Change in operating assets and liabilities:
Inventories	(17,316)	955	(16,361)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2021
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$75,532	$(1,259)	$74,273
Total current assets	269,038	(1,259)	267,779
Total assets	1,094,671	(1,259)	1,093,412
Total liabilities	579,746	—	579,746
Accumulated deficit	(57,069)	(1,259)	(58,328)
Total members' equity	514,925	(1,259)	513,666
Total liabilities and members' equity	1,094,671	(1,259)	1,093,412
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$134,942	$707	$135,649
Gross profit	100,631	(707)	99,924
Income from operations	47,923	(707)	47,216
Income before provision for income taxes	39,653	(707)	38,946
Net income	38,929	(707)	38,222
Net income per share, basic and diluted	$0.36	$(0.01)	$0.35
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Corrected
Net income	$38,929	$(707)	$38,222
Change in operating assets and liabilities:
Inventories	(6,697)	707	(5,990)
CONSOLIDATED BALANCE SHEET

	As of December 31, 2020
	As Previously Reported	Adjustment	As Corrected
Current Assets
Inventories	$68,835	$(552)	$68,283
Total current assets	159,007	(552)	158,455
Total assets	989,581	(552)	989,029
Total liabilities	514,541	—	514,541
Accumulated deficit	(95,998)	(552)	(96,550)
Total members' equity	475,040	(552)	474,488
Total liabilities and members' equity	989,581	(552)	989,029
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Corrected
Cost of revenue	$310,408	$552	$310,960
Gross profit	235,364	(552)	234,812
Income from operations	58,898	(552)	58,346
Income before provision for income taxes	32,351	(552)	31,799
Net income	31,602	(552)	31,050
Net income per share, basic and diluted	$0.29	$—	$0.29
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Corrected
Net income	$31,602	$(552)	$31,050
Change in operating assets and liabilities:
Inventories	(29,531)	552	(28,979)
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made by management that present the greatest amount of estimation uncertainty include the fair value of contingent consideration obligations, customer credits and returns, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
Cash and Cash Equivalents – The Company considers cash on deposit and short-term investments with remaining maturities at acquisition of three months or less to be cash and cash equivalents.
Restricted Cash – The Company considers cash to be restricted when withdrawal or general use is legally restricted. The restricted cash balance is associated with borrowings from the delayed draw term loan facility which are restricted in use. The Company anticipates utilizing these borrowings to settle the contingent consideration obligation.
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

	December 31,
	2022	2021	2020
Customer A	14%	20%	20%
Customer B	16%	17%	18%
Customer C	15%	16%	16%
As of December 31, 2022, customers A, B, and C accounted for a significant portion of trade accounts receivable of 31%, 20%, and 8%, compared to 45%, 13%, and 13% as of December 31, 2021. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the years ended December 31, 2022, 2021 and 2020. Additionally, no other single customer accounted for greater than 10% of the Company's trade accounts receivable as of December 31, 2022 and 2021.
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
Derivative Instruments – The Company is exposed to the impact of changes in foreign currency exchange rates, and benchmark interest rates. The Company uses foreign exchange option contracts for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Chinese Renminbi, as well as a floating-to-fixed interest rate swap agreement to hedge a portion of the Company's variable rate debt. The Company accounts for these contracts in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized at fair value in the consolidated balance sheets, and that corresponding gains and losses are recognized in other income (expense) in the consolidated statements of operations and comprehensive income (loss). The Company applies hedge accounting to the interest rate swap agreement and does not apply hedge accounting to the foreign exchange option contracts.
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
Leases – The Company primarily leases office space, vehicles, and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain of the Company’s leases contain renewal options for varying periods, which can be exercised both by mutual agreement and at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include options to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. The Company’s leases have remaining lease terms ranging from 1 month to 19 years.
Under ASC 842, the Company recognizes a right-of-use (“ROU”) asset and lease liability to account for its leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on the commencement date based on the present value of lease payments over the noncancellable lease term. ROU assets are based on the lease liability and are increased by prepaid lease payments and decreased by lease incentives received. Lease incentives are amortized through the lease asset as reductions of expense over the lease term. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities.
Leases typically contain rent escalations over the lease term. The Company recognizes expense for these leases on a straight-line basis over the lease term. Some of the leases include rent escalations based on inflation indexes. Operating lease liabilities are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. Certain leases require the Company to pay taxes, insurance, maintenance and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the ROU assets and lease liabilities to the extent they are variable in nature. These variable lease costs are recognized as a variable lease expense when incurred.
Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; instead, lease payments are recognized as lease expense on a straight-line basis over the lease term. The depreciable life of the ROU assets and leasehold improvements are limited by the expected lease term unless the Company is reasonably certain of a transfer of title or purchase option.
The Company uses the rate implicit in the lease, when known, to discount future lease payments based on the information available on the commencement date for each lease. If the rate implicit in the lease is not known, the Company uses its incremental borrowing rate as the discount rate. The determination of the incremental borrowing rate requires judgment and is determined using the Company’s current secured borrowing rate, adjusted for various factors aligned with the lease including total lease payments and lease term.
The Company subleases portions of its previous headquarters in three separate phases until the lease expires in 2026. Income from the subleased property is recognized on a straight-line basis and presented as a reduction of costs, allocated against general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Sublease income for the years ended December 31, 2022, 2021 and 2020 were immaterial.
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
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
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
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2022 and 2021, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests. Due to impairment indicators identified during the second and third quarters of 2022, the Company performed interim goodwill impairment tests and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded $222.3 million of non-cash goodwill impairment charges for the fiscal year-ended December 31, 2022. For details associated with the Company's interim goodwill impairment testing, see Note 11 – Goodwill and Intangibles.
Impairment of Assets – Long-lived assets, including property, plant, and equipment, operating right-of-use assets, and finite-lived intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset or asset group. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company concluded there were no indicators of impairment identified at December 31, 2022 and 2021.
Fair Value of Financial Instruments – For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3: Significant inputs to the valuation model are unobservable.
The carrying amounts reported in the Company’s consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s consolidated balance sheets for the variable rate Revolving Credit Facility (defined below) also approximate its fair value. The fair value of the fixed rate First Lien Term Loan Facility (defined below) is not readily determinable, because the information is not available. For details associated with the Company's fair value measurement of financial instruments, see Note 9 – Fair Value Measurements.
Contingent Consideration – The purchase consideration associated with the acquisition of Apption Labs Limited (together with its subsidiaries, "Apption Labs") includes contingent cash consideration payable to the sellers based on achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2021, 2022 and 2023. The fair value of contingent consideration obligation is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The Company includes the fair value of this contingent obligation in current and non-current contingent consideration in the consolidated balance sheets.
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
Advertising Costs – The Company incurs non-direct response advertising costs which are expensed as incurred. Advertising expense was $48.4 million, $58.4 million and $30.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in selling and marketing expense on the accompanying consolidated statements of operations and comprehensive income (loss).
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
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and equity-based compensation expense, as well as professional services, prototype materials and software platform costs. Research and development expense was $10.8 million, $18.8 million and $6.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive income (loss).
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
The preparation of consolidated financial statements in conformity with ASC 740, Income Taxes, requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no uncertain tax positions that would require adjustment to the consolidated financial statements to comply with the provisions of the guidance. The Company has elected to record any interest and penalties related to uncertain tax positions within interest expense on the accompanying consolidated statements of operations. No interest and penalties related to uncertain tax positions were recorded for either the year-ended December 31, 2022, 2021 or 2020, respectively.
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

In addition, the Company awards equity-based compensation to employees and directors under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), which is described in Note 16 – Equity-Based Compensation. The Company measures compensation expense for time-based and performance-based restricted stock unit ("RSU") awards on a straight-line basis over the vesting schedule and on an accelerated attribution basis over the tranche's requisite service period, respectively. In addition, the Company recognizes forfeitures as they occur, however, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based RSU awards as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
Comprehensive Income (Loss) – The Company's comprehensive income (loss) is determined based on net income adjusted for gains and losses on foreign currency translation adjustments and the interest rate swap.
Foreign Currency – The Company has foreign subsidiaries for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local currencies. The functional currency of these foreign subsidiaries that either operate or support these operations are generally the same as the Company's functional currency. Results of operations for the Company’s consolidated foreign subsidiaries are remeasured from the local currency to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities are remeasured at the exchange rate in effect at the reporting date. Non-monetary assets and liabilities and equity accounts of consolidated foreign subsidiaries are carried at historical values. Resulting gains or losses from remeasuring foreign currency financial statements are recorded in other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss).
Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included in other income (expense) in the accompanying consolidated statements of operations and comprehensive income (loss). The Company recorded a net foreign exchange loss of $3.2 million, $1.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Segment Information – The Company concluded that its business is a single reportable segment and operates solely as a consumer products business. This is supported by the Company’s operational structure, which includes sales, design, operations, marketing, and administrative functions focused on the entire product suite rather than individual product categories. The Company’s chief operating decision maker does not regularly review financial information below a level of consolidated Company results to determine resource allocation or to assess performance.
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
New Accounting Pronouncements Recently Adopted
On January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842),” using the modified retrospective approach. This pronouncement requires lessees to recognize a lease liability and a ROU asset for each lease with a term longer than twelve months and adds new presentation and disclosure requirements for both lessees and lessors. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement and statement of cash flow purposes, the standard retains the dual model with leases classified as either operating or finance leases. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The accounting guidance for lessors remains largely unchanged.
The Company elected the optional transition method to apply the standard as of the effective date. Under this method, the Company has not adjusted its comparative period financial statements for the effects of the new standard or made the new, expanded required disclosures for years prior to the effective date. Therefore, the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022 and the consolidated balance sheet as of December 31, 2022 reflect the application of ASC 842 while the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, and 2020 and the consolidated balance sheet as of December 31, 2021 were not adjusted and continue to be reported under the accounting guidance, ASC 840, Leases (“ASC 840”), in effect for the prior year.
The Company elected the package of practical expedients permitted under the transition guidance in ASC 842 and did not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs.
The adoption of the new standard had a material impact to our consolidated balance sheet due to the recognition of operating lease ROU assets and lease liabilities for lease arrangements with an initial term greater than twelve months in which the Company is the lessee. Adoption of the new standard resulted in the recognition of additional lease assets and lease liabilities of $20.8 million and $21.0 million, respectively, with the difference between the ROU asset and the lease liabilities primarily due to the existing deferred rent liability balance as of the adoption date. The cumulative effect adjustment upon adoption resulted in an immaterial opening balance sheet reduction to retained earnings. The adoption of ASU 842 did not have a material impact on the Company’s consolidated statements of operations and comprehensive income (loss) or consolidated statements of cash flows.
Prior to the adoption of ASC 842, the Company entered into a lease agreement to rent an office building consisting of approximately 85,771 square feet in Salt Lake City, UT, which is expected to become the new corporate headquarters. In accordance with ASC 840, for build-to-suit lease arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, the Company is considered the owner of the assets and land during the construction period. Accordingly, upon commencement of construction activities, the Company recorded a construction in progress asset and a corresponding financing liability. As of December 31, 2021, the Company capitalized $4.3 million as a build-to-suit asset with a corresponding build-to-suit lease obligation for the same amount within the consolidated balance sheets. Upon the adoption of ASC 842, this lease was classified as an operating lease, where the Company derecognized its build-to-suit asset and related liabilities, and will recognize an operating ROU asset and lease liability upon control of the underlying asset being constructed.
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
New Accounting Pronouncements Issued but Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which modifies the measurement of expected credit losses of certain financial instruments requiring entities to estimate an expected lifetime credit loss on financial assets. The guidance is effective for fiscal years and interim periods for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company has adopted this guidance effective January 1, 2023 and is currently evaluating the impact the standard may have on the consolidated financial statements and related disclosures but does not currently believe the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the fiscal periods indicated (in thousands):

	Year-ended December 31,
Revenue by product category	2022	2021	2020
Grills	$355,441	$544,200	$391,047
Consumables	131,342	136,216	120,247
Accessories	169,118	105,129	34,478
Total revenue	$655,901	$785,545	$545,772

	Year-ended December 31,
Revenue by geography	2022	2021	2020
North America	$598,839	$737,402	$529,983
Rest of world	57,062	48,143	15,789
Total revenue	$655,901	$785,545	$545,772

	Year-ended December 31,
Revenue by sales channel	2022	2021	2020
Retail	$502,884	$689,437	$506,786
Direct to consumer	153,017	96,108	38,986
Total revenue	$655,901	$785,545	$545,772
4 – LEASES
The Company has various lease agreements related to office space, warehouses, vehicles, and office equipment. The leases expire at various dates through 2034, which are primarily accounted for as operating leases.
The following table presents the components of lease costs (in thousands):

December 31, 2022
Operating lease costs	$6,476
Variable lease costs	1,561
Short-term lease costs	1,154
The following table presents lease terms and discount rates:

December 31, 2022
Weighted average remaining lease term	4.54
Weighted average discount rate	4.28%
At December 31, 2022, future lease payments (receipts) under operating leases were as follows (in thousands):

	Operating Lease Liabilities	Operating Sublease
2023	$5,649	$(1,291)
2024	3,160	(1,979)
2025	2,795	(2,029)
2026	1,499	(1,035)
2027	488	—
Thereafter	2,058	—
Total lease payments (receipts)	15,649	(6,334)
Less: Effect of discounting to net present value	(1,463)
Present value of lease liabilities	$14,186
The following table presents supplemental cash flow information (in thousands):

December 31, 2022
Cash payments used in operating cash flows from lease arrangements	$6,313
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,525
Derecognition of right-of-use assets due to reassessment of lease term	$(596)
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivables, net consists of the following (in thousands):

	December 31,
	2022	2021
Trade accounts receivable	$56,822	$108,620
Allowance for doubtful accounts	(867)	(1,090)
Reserve for returns, discounts and allowances	(13,905)	(14,603)
Total accounts receivable, net	$42,050	$92,927
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$7,110	$3,106
Work in process	12,155	11,523
Finished goods	134,206	126,911
Inventories	$153,471	$141,540
Included within inventories are adjustments of $1.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrual for inventories in-transit	$7,987	$28,536
Warranty accrual	7,368	8,326
Accrued compensation and bonus	4,499	7,025
Other	32,441	25,886
Accrued expenses	$52,295	$69,773
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	December 31,
	2022	2021	2020
Warranty accrual, beginning of period	$8,326	$6,728	$4,798
Warranty claims	(7,601)	(7,693)	(6,773)
Warranty costs accrued	6,643	9,291	8,703
Warranty accrual, end of period	$7,368	$8,326	$6,728
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
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income within the consolidated statements of operations and comprehensive income (loss), to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income (loss) within the consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the consolidated statement of cash flows.
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary, by verifying the critical terms of the interest rate swap continue to match the critical terms of the hedged monthly interest payments and the hedge was expected to be highly effective as of December 31, 2022. Thus, the change in fair value of the derivative instrument offsets the change in fair value on the hedged debt, and there is no ineffectiveness to be recorded in earnings.
As of December 31, 2022, the net asset balance derived from the monthly interest settlements related to the single cash flow hedge contract was $23.4 million.
In January 2023, the Company elected quarterly interest payments on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company evaluated hedge effectiveness of the interest rate swap and determined the critical terms of the interest rate swap do not match the critical terms of the hedged debt interest payments. The Company will record the gain on the interest rate swaps in accumulated other comprehensive income (loss) within the consolidated balance sheets and will reclassify into net interest expense within the consolidated statements of operations and comprehensive income (loss).
Realized loss and unrealized gain from the interest rate swap were recorded in interest expense and other comprehensive income, respectively, within the consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	December 31,
	2022	2021	2020
Realized loss	$(24)	$—	$—
Unrealized gain	23,410	—	—
Total gain	$23,386	$—	$—
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
The Company had outstanding foreign currency contracts as of December 31, 2022 and 2021. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within derivative liabilities on the consolidated balance sheets. Changes in the net fair value of contracts are recorded in other expense, net in the consolidated statements of operations.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	December 31,
	2022	2021
Gross Asset Fair Value	$—	$1,439
Gross Liability Fair Value	1,001	—
Net Fair Value	$1,001	$1,439
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying consolidated statements of operations and comprehensive income (loss) as follows for the fiscal periods indicated (in thousands):

	December 31,
	2022	2021	2020
Realized gain (loss)	$(1,527)	$8,199	$1,512
Unrealized gain (loss)	(2,396)	(4,821)	6,087
Total gain (loss)	$(3,923)	$3,378	$7,599
9 – FAIR VALUE MEASUREMENTS
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2022	2021
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$1,439
Derivative assets—interest rate swap contract (2)	2	23,410	—
Total assets		$23,410	$1,439

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$1,001	$—
Contingent consideration—earn out (4)	3	22,747	25,300
Total liabilities		$23,748	$25,300
(1)Included in prepaid expenses and other current assets in the consolidated balance sheets
(2)Included in prepaid expenses and other current assets and other non-current assets in the consolidated balance sheets
(3)Included in other current liabilities in the consolidated balance sheets
(4)Included in current and non-current contingent consideration in the consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. For the years ended December 31, 2022 and 2021, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
The fair value of the Company’s derivative assets and liabilities through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2. The fair value of the Company's interest rate swap contract held with a financial institution is classified as a Level 2 financial instrument, which is valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
On November 10, 2022, the Company entered into the second amendment to the share purchase agreement associated with the Apption Labs business combination to extend the earn out period through the end of fiscal year 2023. This amendment also modified the contingent consideration calculation associated with the achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2022 and 2023. The remaining undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is $27.4 million, becoming due during the first half of fiscal years 2023 and 2024.
The fair values of the Company's contingent consideration earn out obligation is estimated using a Black Scholes model. Key assumptions used in these estimates include the weighted average cost of capital and the probability assessments with respect to the likelihood of achieving the forecasted performance targets consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
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

The following table presents the fair value of contingent consideration (in thousands):

Balance at December 31, 2021	$25,300
Payments of contingent consideration	(12,555)
Adjustments to fair value of contingent consideration	10,002
Balance at December 31, 2022	$22,747
The following financial instruments are recorded at their carrying amount (in thousands):

	As of December 31, 2022		As of December 31, 2021
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$476,070	$393,236	$388,195	$386,139
Total liabilities	$476,070	$393,236	$388,195	$386,139
(1)Included in the current portion of notes payable and notes payable, net of current portion in the consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
10 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Land and buildings	$1,472	$1,472
Machinery and equipment	22,371	19,227
Leasehold improvements	9,538	7,891
Office equipment and fixtures	16,362	9,400
Vehicles	3,122	2,876
Computer software and hardware	21,668	13,473
	74,533	54,339
Plus construction in progress	19,353	27,359
Less accumulated depreciation	(38,376)	(26,221)
Property, plant, and equipment, net	$55,510	$55,477
Depreciation expense related to property, plant, and equipment recorded in cost of revenue was $6.2 million, $4.0 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense related to property, plant, and equipment recorded in general and administrative expense was $7.6 million, $5.2 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
11 – GOODWILL AND INTANGIBLES
Goodwill was $74.7 million and $297.0 million as of December 31, 2022 and 2021, respectively. The amount of goodwill is primarily attributable to the allocations of the purchase price from the Transaction (as defined below) on September 25, 2017 and the acquisition of Apption Labs on July 2021.
As a result of sustained decreases in the Company’s publicly quoted share price, market capitalization and lower than expected operating results, the Company conducted an impairment analysis of its goodwill and long-lived assets. As a result of this analysis, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment during the second and third quarters of fiscal year 2022. The primary indicators of impairment were attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization. As a result of these factors, the operating results were lower than expected.

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
As a result of the interim quantitative impairment assessments, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded $222.3 million of non-cash goodwill impairment charge during the fiscal year ended December 31, 2022.
Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(116,857)	$261,536
Trademark	24	281,700	(58,271)	223,429
Technology	5	36,300	(12,700)	23,600
Distributor relationships	8	2,400	(450)	1,950
Non-compete arrangements	2.5	700	(420)	280
Favorable lease position	8	51	(35)	16
Other intangible assets	11	2,519	(473)	2,047
Total		$702,064	$(189,206)	$512,858

	December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(94,251)	$284,143
Trademark	24	281,700	(45,941)	235,759
Technology	5	36,300	(5,668)	30,632
Distributor relationships	8	2,400	(150)	2,250
Non-compete arrangements	2.5	700	(140)	560
Favorable lease position	8	51	(29)	22
Other intangible assets	11	2,089	(304)	1,785
Total		$701,634	$(146,483)	$555,151
The preponderance of the customer relationships and trademark were pushed down from the purchase accounting in the Transaction (as defined below) in 2017.
Estimated annual amortization expense for the next five years and thereafter for the years ending December 31, (in thousands):

2023	$42,728
2024	42,289
2025	41,835
2026	38,582
2027	35,354
Thereafter	311,334
$512,122
Amortization expense related to intangible assets recorded in cost of revenue was $7.2 million, $4.0 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense related to intangible assets recorded in amortization of intangible assets was $35.6 million, $34.4 million and $32.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
12 – NOTES PAYABLE
Notes payable refers to the corporate level debt facilities that were refinanced on June 29, 2021. The Company’s corporate debt is incurred and guaranteed by certain of its operating subsidiaries, but it is not guaranteed by the Company or any parent entities above the borrower and guarantors in the ownership structure.
The Company’s corporate level consolidated outstanding debt is as follows (dollars in thousands):

	December 31,		Interest rate as of December 31, 2022
	2022	2021
First lien credit agreement:
First lien term loan facility, matures June 2028	$404,070	$379,195	7.6%
Revolving credit facility, matures June 2026	72,000	9,000	8.0%
Total notes payable	476,070	388,195
Less: unamortized deferred financing costs	(7,712)	(8,800)
Less: current maturities	(250)	—
Notes payable, net of current portion	$468,108	$379,395
On June 29, 2021 the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for (i) a $560.0 million senior secured term loan facility (the "First Lien Term Loan Facility"), which includes a $50.0 million delayed draw term loan and (ii) a $125.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities").
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. The outstanding amounts borrowed through the delayed draw term loan are recorded in the First Lien Term Loan Facility.
Loans under the Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026, and no principal payments are due before such date.
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
In connection with the First Lien Credit Agreement, the Company paid financing costs totaling $8.4 million, of which $6.7 million related to the First Lien Term Loan Facility and $1.7 million related to the Revolving Credit Facility. The total financing costs included an original issue discount of $2.8 million. Costs incurred in connection with First Lien Term Loan

Facility were deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the loan. Costs incurred in connection with the delayed draw term loan and the Revolving Credit Facility were deferred and recorded as other assets. These costs are being amortized to interest expense on a straight-line basis over the term of respective credit facility.
On August 11, 2021 the Company utilized net proceeds received in connection with the IPO and made a voluntary prepayment of $130.8 million of its outstanding principle under the First Lien Term Loan. In connection with the voluntary prepayment, the Company expensed $3.2 million of previously unamortized deferred financing costs as a loss on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive income (loss).
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantially consisting of the Company's accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. The Company was in compliance with the covenants under the Credit Facilities as of December 31, 2022.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of December 31, 2022, the Company was in compliance with these amended covenants under the Amendment.
Subsequent to December 31, 2022, the Company had net borrowings under its credit facilities of $9.5 million to fund working capital requirements. On March 15, 2023 the Company requested incremental borrowings of $30.0 million, to be funded on March 20, 2023, under its Revolving Credit Facility to increase its cash position and maximize flexibility in light of the uncertainty surrounding recent challenges facing the banking industry.
Future maturities of the notes payable are as follows as of December 31, (in thousands):

2023	$250
2024	250
2025	250
2026	72,250
2027	250
Thereafter	402,820
$476,070
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement (the "Amended Receivables Financing Agreement") and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to the Company on a regular basis. The Company is required to pay an upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024. The Company was in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2022.
As of December 31, 2022, the Company has drawn down on its accounts receivable facility in the amount of $11.7 million for general corporate and working capital purposes.
14 – COMMITMENTS AND CONTINGENCIES
Unconditional purchase commitments
The Company has unconditional purchase commitments for cloud-hosting costs, software licenses, and other professional fees. Future minimum payments under these unconditional purchase commitments are as follows as of December 31, (in thousands):

2023	$3,112
2024	2,618
2025	342
2026	—
2027	—
Thereafter	—
Total future minimum payments	$6,072
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
15 – RETIREMENT PLAN
The Company maintains a defined contribution retirement plan (“401(k) plan”) for all full-time employees in the United States. This 401(k) plan allows employees to contribute a portion of their eligible compensation up to the certain maximum dollar limits set by the Internal Revenue Service. The Company made matching contributions to the 401(k) plan of $2.3 million, $1.6 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The expenses are recorded consistent with the payroll expense associated to each individual employee to whom the matching contributions pertains.
16 – EQUITY-BASED COMPENSATION
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
On July 20, 2021, the board of directors approved grants of restricted stock units (“RSUs”) covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include 7,782,957 shares RSUs underlying the CEO Awards and 4,380,285 underlying the IPO RSUs granted to other employees, directors, and certain non-employees.
CEO Awards
The awards include a combination of time-based and performance-based RSUs. Specifically, time-based RSUs covering 2,594,319 shares ("RSU CEO Award") and performance-based RSUs ("PSUs") covering 5,188,638 shares ("PSU CEO Award") were granted to the CEO.
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
PSU CEO Award
The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of December 31, 2022, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and has vested in accordance with the Letter Agreement (as described below). Other than the first vesting tranche, the PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as our CEO or executive chairman of our board of directors:

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
Letter Agreement
On August 31, 2022, the board of directors approved a letter agreement between the Company and the Company’s CEO (the “Letter Agreement”) intended to facilitate a personal tax planning initiative.
The Letter Agreement provided for the accelerated vesting of 2,075,455 unvested shares subject to the RSUs CEO Award and 518,864 earned but unvested shared subject to the PSU CEO Award, and required the CEO to pay the withholding tax associated with the acceleration of the awards by cash or check, rather than by selling vested shares to cover the tax obligation with respect to such accelerated vesting.
In addition, the Letter Agreement imposes certain clawback rights intended to maintain the retention incentives of the RSU CEO Award and the PSU CEO Award by mirroring their former vesting schedule. If the CEO experiences a termination of service, other than due to a qualifying termination (as defined in the applicable award agreements), prior to an original vesting date of an RSU or PSU, the CEO will forfeit and return to the Company that number of shares of the Company’s common stock that would not otherwise have vested pursuant to the terms of the original award agreements or, if he has disposed of or transferred such shares, he will deliver to the Company the corresponding value of those shares plus any gain realized in connection with such sale or other transfer.
The approval for the acceleration of vesting was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, the Company recorded approximately $39.4 million of accelerated equity-based compensation for the year ended December 31, 2022.
Other IPO Awards
The RSUs granted to other employees, directors, and certain non-employees, included 3,635,287 time-based RSUs ("IPO RSUs") and 744,998 performance-based RSUs ("IPO PSUs") granted to certain senior-level executives of the Company.
IPO RSUs

The IPO RSUs vest based on certain time-based conditions set forth in the applicable award agreement. IPO RSUs granted to certain senior executives of the Company were originally eligible to vest as to 50% of the underlying shares on each of the third and fourth anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries.
Amendments to RSUs
In August 2022, the Board approved an amendment to the vesting schedule applicable to the IPO RSUs held by certain executives and other employees. Pursuant to the amendment, the IPO RSUs are eligible to vest as to one-third of the underlying shares on each of the first, second and third anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries.
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
The approval for the amendment to the vesting schedule was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Awards where vesting was probable prior to and after the modification resulted in an acceleration of a portion of the remaining expense, consistent with the accelerated vesting schedule, based on the original grant date fair value. Awards where vesting was not probable prior to modification resulted in remeasurement of the fair value as of the modification date, which resulted in a decrease in total fair value of awards of approximately $6.7 million due to a decrease in the fair value between the original grant date and the modification date. Due to the decrease in the fair value between the original grant date and modification date, the Company recorded a cumulative-effect adjustment. As a result of the accelerated vesting schedule, net of the cumulative-effect adjustment, the Company recorded $1.1 million of accelerated equity-based compensation for the year ended December 31, 2022.
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

A summary of the time-based restricted stock unit activity for the year ended December 31, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	6,274,860	$18.08
Modified	(449,179)	18.05
Granted	4,991,392	3.69
Vested	(4,044,296)	17.55
Forfeited	(848,942)	15.24
Outstanding at December 31, 2022	5,923,835	$6.73
As of December 31, 2022, the Company had $31.5 million of unrecognized equity-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.05 years.
A summary of the performance-based restricted stock unit activity during the year ended December 31, 2022 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,933,636	$13.25
Granted	—	0.00
Vested	(1,037,728)	16.52
Forfeited	(181,666)	11.84
Outstanding at December 31, 2022	4,714,242	$12.59
As of December 31, 2022, the Company had $37.0 million of unrecognized equity-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.22 years.
Summary of Equity-Based Compensation
The Company's equity-based compensation was classified as follows in the accompanying consolidated statements of operations and comprehensive income (loss) for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2022	2021	2020
Cost of revenue	$202	$947	$88
Sales and marketing	3,796	16,401	2,575
General and administrative	83,699	63,764	10,147
Total equity-based compensation	$87,697	$81,112	$12,810
17 – INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of income (loss) before income taxes were as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2022	2021	2020
Domestic	$(380,014)	$(83,172)	$30,888
Foreign	(940)	(7,106)	911
Income (loss) before provision for income taxes	$(380,954)	$(90,278)	$31,799
Provision for income taxes consisted of the following components for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2022	2021	2020
Current:
Federal	$241	$124	$—
State	8	208	678
Foreign	2,247	2,095	121
Total current tax expense	$2,496	$2,427	$799
Deferred expense:
Federal	$—	$1	$—
State	—	—	—
Foreign	(1,310)	(939)	(50)
Total deferred tax benefit	$(1,310)	$(938)	$(50)
Provision for income taxes	$1,186	$1,489	$749
Reconciliations of the differences between the effective and statutory income tax rates are as follows for the fiscal periods indicated:

	Year-ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.2	3.7	3.3
Foreign rate differential	(0.1)	(2.0)	0.2
Equity-based compensation	(3.8)	(14.3)	9.9
Global intangible low-taxed income	(0.6)	(1.6)	—
Non-deductible items	(1.1)	(1.1)	0.5
Research and development credits	0.1	0.6	(0.7)
Change in partnership investment	(0.9)	(3.0)	—
Changes in valuation allowance	(19.5)	(5.4)	(33.9)
Changes in tax rates	—	(0.7)	(0.5)
Other	1.4	1.0	2.6
	(0.3)%	(1.7)%	2.4%
The differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 are primarily due to the changes in valuation allowance, state taxes, and equity-based compensation.
The amounts that comprised deferred income tax assets, net are as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2022	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$30,785	$19,483	$16,807
Sec. 163(j) interest	9,948	3,342	2,998
Tax credits	1,516	1,206	725
Equity-based compensation	1	68	—
Property and equipment	78	—	34
Deferred compensation	—	722	—
Operating lease liabilities	168	—	—
Investments	55,952	340	—
Other	180	—	—
Less: valuation allowance	(98,211)	(25,092)	(20,384)
Total deferred tax assets	$417	$69	$180
Deferred tax liabilities:
Property and equipment	$(645)	$(229)	$—
Intangible assets	(9,971)	(11,513)	—
Investments	—	—	(146)
Operating right-of-use assets	(171)	—	—
Total deferred tax liabilities	$(10,787)	$(11,742)	$(146)
Net deferred tax asset (liability)	$(10,370)	$(11,673)	$34
As of December 31, 2022, the Company has net operating loss carryforwards of approximately $121.8 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $95.3 million of these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The federal net operating losses will begin to expire in 2037 if not utilized. The Company is not aware of any restrictions or limitations on use of the net operating losses under Internal Revenue Code Section 382. The Company has net operating loss carryforwards of approximately $69.1 million for state income tax purposes, which will be available to offset future taxable income. The state net operating losses will begin to expire in 2023 if not utilized. Due to cumulative losses, the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2022, 2021 and 2020, respectively.
The Company also has federal research and development tax credit carryforwards of $2.1 million and state research and development tax credit carryforwards of $0.5 million, which begin to expire in 2038 and 2032, respectively, if not utilized.
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
The following summarizes activity related to unrecognized tax benefits for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2022	2021	2020
Unrecognized benefit—beginning of the year	$908	$—	$—
Gross increases—current period positions	196	908	—
Gross decreases—prior period positions	(48)	—	—
Unrecognized benefit—end of the year	$1,056	$908	$—
The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months. At December 31, 2022, the Company had $1.1 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards, none of which would impact the effective tax rate if recognized.
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of interest expense from continuing operations in the accompanying consolidated statements of operations and comprehensive income (loss). No interest or penalties have been recorded through the year ended December 31, 2022.
The Company files tax returns in the United States and in various foreign and state jurisdictions. All of the Company's tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is not under examination by any jurisdiction as of December 31, 2022. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2019.
18 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $6.4 million, $10.1 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts payable to the third party at December 31, 2022 and 2021 was $0.4 million and $1.2 million, respectively.
19 – EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Year-ended December 31,
	2022	2021	2020
Net income (loss)	$(382,140)	$(91,767)	$31,050

Weighted-average common shares outstanding—basic (1)	119,698,776	112,374,669	108,724,387
Effect of dilutive securities:
Restricted stock units	—	—	—
Weighted-average common shares outstanding—diluted (1)	119,698,776	112,374,669	108,724,387

Earnings (loss) per share
Basic	$(3.19)	$(0.82)	$0.29
Diluted	$(3.19)	$(0.82)	$0.29
(1)For the year ended December 31, 2020, the Company retrospectively applied shares of common stock outstanding upon the Corporate Conversion, immediately prior to the IPO. Refer to Note 1 – Description of Business and Basis of Presentation for a description of the Corporate Conversion.

The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Year-ended December 31,
	2022	2021	2020
Restricted stock units	10,638,077	12,208,496	—
20 – RESTRUCTURING PLAN
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
The following table summarizes the costs recorded in the consolidated statements of operations and comprehensive income (loss) in connection with the 2022 restructuring plan (in thousands):

Year-ended December 31, 2022
Costs recorded in cost of revenue:
Inventory write-off and contract cancellation costs	$2,218
Total costs recorded in cost of revenue	2,218
Costs recorded in restructuring costs:
Employee related costs	2,261
Contract exit costs	5,511
Other restructuring related costs	1,552
Total costs recorded in restructuring costs	9,324
Total restructuring costs	$11,542
A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the condensed consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs	Other Restructuring Related Costs
Balance at December 31, 2021	$—	$—	$—
Net additions charged to expense	2,262	7,506	—
Cash payments against reserve	(2,127)	(4,553)	—
Balance at December 31, 2022	$135	$2,953	$—