Form 10-Q
period 2023-03-31
Traeger, Inc.
filed 2023-05-10
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	COOK	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 5, 2023, there were 123,910,539 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,232	$39,055
Restricted cash	12,500	12,500
Accounts receivable, net	99,591	42,050
Inventories	132,381	153,471
Prepaid expenses and other current assets	28,034	27,162
Total current assets	287,738	274,238
Property, plant, and equipment, net	49,775	55,510
Operating lease right-of-use assets	12,221	13,854
Goodwill	74,725	74,725
Intangible assets, net	502,290	512,858
Other non-current assets	11,248	15,530
Total assets	$937,997	$946,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,244	$29,841
Accrued expenses	56,286	52,295
Line of credit	40,909	11,709
Current portion of notes payable	250	250
Current portion of operating lease liabilities	4,491	5,185
Current portion of contingent consideration	12,400	12,157
Other current liabilities	803	1,470
Total current liabilities	141,383	112,907
Notes payable, net of current portion	438,936	468,108
Operating lease liabilities, net of current portion	8,045	9,001
Contingent consideration, net of current portion	11,390	10,590
Deferred tax liability	10,375	10,370
Other non-current liabilities	479	870
Total liabilities	610,608	611,846
Commitments and contingencies—See Note 10
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 122,642,599 and 122,624,414 as of March 31, 2023 and December 31, 2022	12	12
Additional paid-in capital	890,012	882,069
Accumulated deficit	(562,457)	(570,475)
Accumulated other comprehensive income (loss)	(178)	23,263
Total stockholders' equity	327,389	334,869
Total liabilities and stockholders' equity	$937,997	$946,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$153,161	$223,710
Cost of revenue	97,738	141,066
Gross profit	55,423	82,644
Operating expenses:
Sales and marketing	22,075	34,854
General and administrative	26,679	40,716
Amortization of intangible assets	8,889	8,889
Change in fair value of contingent consideration	1,043	1,700
Total operating expense	58,686	86,159
Loss from operations	(3,263)	(3,515)
Other income (expense):
Interest expense	(10,454)	(5,837)
Other income, net	21,899	544
Total other income (expense)	11,445	(5,293)
Income (loss) before provision for income taxes	8,182	(8,808)
Provision for income taxes	164	152
Net income (loss)	$8,018	$(8,960)
Net income (loss) per share, basic and diluted	$0.07	$(0.08)
Weighted average common shares outstanding, basic and diluted	122,699,114	117,889,233
Other comprehensive income (loss):
Foreign currency translation adjustments	$(32)	$(3)
Change in cash flow hedge	—	6,589
Total other comprehensive income (loss)	(32)	6,586
Comprehensive income (loss)	$7,986	$(2,374)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	18,185	—	—	—	—	—
Stock-based compensation	—	—	7,943	—	—	7,943
Net income	—	—	—	8,018	—	8,018
Foreign currency translation adjustments	—	—	—	—	(32)	(32)
Dedesignation of cash flow hedge	—	—	—	—	(23,409)	(23,409)
Balance at March 31, 2023	122,642,599	$12	$890,012	$(562,457)	$(178)	$327,389

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	117,547,916	$12	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	529,630	—	—	—	—	—
Stock-based compensation	—	—	15,483	—	—	15,483
Net loss	—	—	—	(8,960)	—	(8,960)
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Change in cash flow hedge	—	—	—	—	6,589	6,589
Balance at March 31, 2022	118,077,546	$12	$809,896	$(197,277)	$6,500	$619,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,018	$(8,960)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	3,564	2,481
Amortization of intangible assets	10,638	10,645
Amortization of deferred financing costs	534	495
Loss on disposal of property, plant and equipment	1,870	152
Stock-based compensation expense	7,943	15,483
Bad debt expense	56	72
Unrealized loss (gain) on derivative contracts	(19,623)	570
Change in fair value of contingent consideration	1,043	1,700
Other non-cash adjustments	(16)	—
Change in operating assets and liabilities:
Accounts receivable	(57,145)	(70,383)
Inventories	21,090	(18,561)
Prepaid expenses and other current assets	(1,214)	1,741
Other non-current assets	18	4
Accounts payable and accrued expenses	(73)	17,638
Other non-current liabilities	(293)	12
Net cash used in operating activities	(23,590)	(46,911)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,082)	(4,524)
Capitalization of patent costs	(123)	(124)
Proceeds from sale of property, plant, and equipment	2,450	—
Net cash provided by (used in) investing activities	245	(4,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	62,200	46,100
Repayments on line of credit	(62,500)	(78)
Repayments of long-term debt	(51)	—
Principal payments on finance lease obligations	(127)	(105)
Net cash provided by (used in) financing activities	(478)	45,917
Net decrease in cash, cash equivalents and restricted cash	(23,823)	(5,642)
Cash, cash equivalents and restricted cash at beginning of period	51,555	16,740
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$27,732	$11,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,718	$4,897
Cash paid for income taxes	$470	$654
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$72	$56
Property, plant, and equipment included in accounts payable and accrued expenses	$2,568	$7,226
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively "Traeger" or the "Company") design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States ("U.S."), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
The balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2023 (the "Annual Report on Form 10-K").
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2023.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status – The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of its common stock that is held by non-affiliates is at least $700 million as of the last business day of its most recently completed second fiscal quarter, (ii) the end of the fiscal year in which the Company has total annual gross revenues of $1.24 billion or more during such fiscal year, (iii) the date on which the Company issues more than $1.0 billion in non-convertible debt in a three-year period, or (iv) December 31, 2026.
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

The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include the fair value of contingent consideration obligations, customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
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

	Three Months Ended March 31,
	2023	2022
Customer A	17%	17%
Customer B	22%	23%
Customer C	12%	14%
As of March 31, 2023, customers A, B, and C accounted for a significant portion of trade accounts receivable of 19%, 28%, and 12%, compared to 31%, 20%, and 8% as of December 31, 2022. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one of the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three months ended March 31, 2023 and 2022, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of March 31, 2023 and December 31, 2022.
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
Revenue Recognition and Sales Returns and Allowances – The Company recognizes revenue at the amount to which it expects to be entitled when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied. The performance obligation for most of the Company’s sales transactions is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions.
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
New Accounting Pronouncements Recently Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The Company has adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s accompanying condensed consolidated financial statements.
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue by product category	2023	2022
Grills	$89,738	$150,431
Consumables	30,045	39,651
Accessories	33,378	33,628
Total revenue	$153,161	$223,710

	Three Months Ended March 31,
Revenue by geography	2023	2022
North America	$138,937	$207,339
Rest of world	14,224	16,371
Total revenue	$153,161	$223,710

	Three Months Ended March 31,
Revenue by sales channel	2023	2022
Retail	$132,610	$203,217
Direct to consumer	20,551	20,493
Total revenue	$153,161	$223,710
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$114,692	$56,822
Allowance for expected credit losses	(860)	(867)
Reserve for returns, discounts and allowances	(14,241)	(13,905)
Total accounts receivable, net	$99,591	$42,050
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$6,470	$7,110
Work in process	13,028	12,155
Finished goods	112,883	134,206
Inventories	$132,381	$153,471
Included within inventories are adjustments of $0.5 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively, to record inventory to net realizable value.
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrual for inventories in-transit	$7,185	$7,987
Warranty accrual	8,693	7,368
Accrued compensation and bonus	5,600	4,499
Other	34,808	32,441
Accrued expenses	$56,286	$52,295
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Warranty accrual, beginning of period	$7,368	$8,326
Warranty claims	(1,472)	(1,484)
Warranty costs accrued	2,797	1,889
Warranty accrual, end of period	$8,693	$8,731
7 – DERIVATIVES
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
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income within the accompanying condensed consolidated statements of operations and comprehensive income (loss), to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income (loss) within the accompanying condensed consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the accompanying condensed consolidated statement of cash flows.
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary, by verifying the critical terms of the interest rate swap continue to match the critical terms of the hedged monthly interest payments. In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the critical terms of the interest rate swap no longer matched the critical terms of the hedged debt interest payments, resulting in a dedesignation of the interest rate swap from cash flow hedge accounting. At the time of dedesignation the Company reclassified the amounts previously recorded in accumulated other comprehensive income (loss) of $23.4 million into other income within the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross Asset Fair Value	$18,959	$23,410
Gross Liability Fair Value	—	—
Net Asset Fair Value	$18,959	$23,410
For the three months ended March 31, 2023, as a result of the discontinued cash flow hedge accounting treatment, realized gain and unrealized gain from the interest rate swap were recorded in other income within the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2022, realized loss and unrealized gain from the interest rate swap were recorded in interest expense and other comprehensive income (loss), respectively, within the accompanying condensed consolidated statements of operations and comprehensive income (loss). The following table presents the realized gains (losses) and unrealized gains from the interest rate swap (in thousands):

	Three Months Ended March 31,
	2023	2022
Realized gain (loss) from settlement of interest rate swap	$2,346	$(434)
Unrealized gain (loss) from change in fair value of interest rate swap	(4,450)	6,589
Unrealized gain from reclassifying accumulated other comprehensive income (loss)	23,409	—
Total gain	$21,305	$6,155
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
The Company had outstanding foreign currency contracts as of March 31, 2023 and December 31, 2022. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	337	1,001
Net Liability Fair Value	$337	$1,001
Gains (losses) from foreign currency contracts were recorded in other income within the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Realized gain (loss)	$(867)	$1,165
Unrealized gain (loss)	620	(570)
Total gain (loss)	$(247)	$595
8 – FAIR VALUE MEASUREMENTS
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of March 31, 2023	As of December 31, 2022
Assets:
Derivative assets—interest rate swap contract (1)	2	$18,959	$23,410
Total assets		$18,959	$23,410

Liabilities:
Derivative liability—foreign currency contracts (2)	2	$337	$1,001
Contingent consideration—earn out (3)	3	23,790	22,747
Total liabilities		$24,127	$23,748
(1)Included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets
(2)Included in other current liabilities in the accompanying condensed consolidated balance sheets
(3)Included in current and non-current contingent consideration in the accompanying condensed consolidated balance sheets
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2023 and December 31, 2022, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
On November 10, 2022, the Company entered into the second amendment to the share purchase agreement associated with the Apption Labs business combination to extend the earn out period through the end of fiscal year 2023. This amendment also modified the contingent consideration calculation associated with the achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2022 and 2023. In April 2023, the Company used the restricted cash balance to pay $12.4 million associated with the contingent cash consideration to the sellers based on the achievement of certain thresholds for fiscal year 2022. The remaining undiscounted amounts the Company may be required to pay under the contingent consideration arrangement is $15.0 million, becoming due during the first half of fiscal year 2024.

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
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the revaluation of contingent consideration in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.
The following table presents the fair value contingent consideration (in thousands):

	Three Months Ended March 31,
	2023	2022
Contingent consideration, beginning balance	$22,747	$25,300
Payments of contingent consideration	—	—
Change in fair value of contingent consideration	1,043	1,700
Contingent consideration, ending balance	$23,790	$27,000
The following financial instruments are recorded at their carrying amount (in thousands):

	As of March 31, 2023		As of December 31, 2022
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$446,508	$361,024	$476,070	$393,236
Total liabilities	$446,508	$361,024	$476,070	$393,236
(1)Included in the current portion of notes payable and notes payable, net of current portion in the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
9 – DEBT AND FINANCING ARRANGEMENTS
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of March 31, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $404.0 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit

Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2023, the Company had drawn down $42.5 million under the Revolving Credit Facility for general corporate and working capital purposes.
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
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of March 31, 2023, the Company was in compliance with these amended covenants under the Amendment.
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024. The Company was in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2023.
As of March 31, 2023, the Company had drawn down $40.9 million under this facility for general corporate and working capital purposes.
10 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
11 – STOCK-BASED COMPENSATION

The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan"), became effective as of July 28, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company's common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 19,983,145 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2023, an additional 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$16	$138
Sales and marketing	730	1,763
General and administrative	7,197	13,582
Total stock-based compensation	$7,943	$15,483
On July 20, 2021, the Board of Directors (the "Board") approved grants of restricted stock units ("RSUs") covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which include RSUs covering 7,782,957 shares granted to the Company's Chief Executive Officer ("CEO") and RSUs covering 4,380,285 shares granted to other employees, directors, and certain non-employees.
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
PSU CEO Award
The PSU CEO Awards will become earned based on the achievement of stock price goals (measured as a volume-weighted stock price over 60 consecutive trading days) at any time until the tenth anniversary of the closing of the IPO. The PSU CEO Award is divided into five tranches, with the first tranche having a stock price goal of 125% of the IPO price, and each of the next four stock prices goals equal to 125% of the immediately preceding stock price goal. As of March 31, 2023, the first vesting tranche of the PSU CEO Award has been earned based upon achievement of the applicable stock price goal and has vested in accordance with the Letter Agreement (as described below). Other than the first vesting tranche, the PSU CEO Award will vest on the applicable vesting date described in the following table or, if later, the date on which the applicable stock price goal is achieved, subject to the CEO's continued service as our CEO or executive chairman of the Board:

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
The approval for the acceleration of vesting was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, the Company recorded approximately $39.4 million of accelerated stock-based compensation for the year ended December 31, 2022.
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
The approval for the amendment to the vesting schedule was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Awards where vesting was probable prior to and after the modification resulted in an acceleration of a portion of the remaining expense, consistent with the accelerated vesting schedule, based on the original grant date fair value. Awards where vesting was not probable prior to modification resulted in remeasurement of the fair value as of the modification date, which resulted in a decrease in total fair value of awards of approximately $6.7 million due to a decrease in the fair value between the original grant date and the modification date. Due to the decrease in the fair value between the original grant date and modification date, the Company recorded a cumulative-effect adjustment. As a result of the accelerated vesting schedule, net of the cumulative-effect adjustment, the Company recorded $1.1 million of accelerated stock-based compensation for the year ended December 31, 2022.
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
A summary of the time-based restricted stock unit activity during the three months ended March 31, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,923,835	$6.73
Granted	18,821	3.95
Vested	(18,284)	14.30
Forfeited	(134,554)	8.75
Outstanding at March 31, 2023	5,789,818	$6.65
As of March 31, 2023, the Company had $26.4 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.83 years.
A summary of the performance-based restricted stock unit activity during the three months ended March 31, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,714,242	$12.59
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2023	4,714,242	$12.59
As of March 31, 2023, the Company had $33.2 million of unrecognized stock-based compensation expense related to unvested performance-based units that is expected to be recognized over a weighted-average period of 3.03 years.
CEO and IPO PSU Cancellations; Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, the Board approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives on August 2, 2021. As a result, the Company expects to recognized approximately $27.5 million of stock-based compensation expense during the second quarter of 2023 related to the cancellations.
On the same day, the Board approved a grant to the CEO of an award of 1,037,728 performance-based restricted shares (the “Performance Shares”). The Performance Shares were issued under the 2021 Plan and are intended to retain and incentivize the CEO to lead the Company to sustained, long-term superior financial performance.
The Performance Shares are eligible to be earned upon the achievement of an Adjusted EBITDA goal during the fiscal year ending on December 31, 2023. If the Adjusted EBITDA goal is achieved, the earned Performance Shares will vest on March 31, 2024.
If the Adjusted EBITDA goal is not achieved, then the Performance Shares instead will become eligible to be earned based on the achievement of a stock price goal of $18.00 per share (the "Stock Price Goal") for the period beginning on January 1, 2024 and ending on August 2, 2031. If the Stock Price Goal is achieved, the earned Performance Shares will vest on the later of March 31, 2024 and the date on which the Stock Price Goal is achieved.
The vesting of the Performance Shares is in all cases subject to the CEO’s continued service as the Company's Chief Executive Officer or Executive Chairman of our Board.
Upon a termination of the CEO’s service to the Company without cause, by the CEO for good reason, or due to the CEO’s death or disability (each as defined in his award agreement), any previously earned Performance Shares will vest, and any remaining Performance Shares will be forfeited and terminated without consideration as of the date of termination. The vesting of any Performance Shares upon a qualifying termination will be subject to the CEO’s timely execution and non-revocation of a general release of claims, and continued compliance with customary restrictive covenants.
In the event the Company incurs a change in control (as defined in the 2021 Plan), then any previously-earned Performance Shares will vest, and any remaining Performance Shares will vest if the Stock Price Goal is achieved based on the price per share received by or payable to our holders of our common stock in connection with the transaction. Any remaining Performance Shares will be forfeited and terminated without consideration as of immediately prior to the change in control.
The CEO is required to make an election under Section 83(b) of the Internal Revenue Code of 1986, as amended, with respect to the Performance Shares, and to pay the withholding tax associated with the issuance of the Performance Shares. To the extent the Performance Shares vest, the CEO must hold such shares for two years following the applicable vesting date, subject to certain exceptions set forth in the award agreement.
12 – INCOME TAXES
For the three months ended March 31, 2023 and 2022, the Company recorded an income tax expense of $0.2 million and $0.2 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of March 31, 2023, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $1.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively. Amounts payable to the third party as of March 31, 2023 and December 31, 2022 was $0.7 million and $0.4 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$8,018	$(8,960)

Weighted-average common shares outstanding—basic	122,699,114	117,889,233
Effect of dilutive securities:
Restricted stock units	—	—
Weighted-average common shares outstanding—diluted	122,699,114	117,889,233

Earnings (loss) per share
Basic and diluted	$0.07	$(0.08)
The following table includes the number of units that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended March 31,
	2023	2022
Restricted stock units	10,504,060	11,629,644

15 – RESTRUCTURING PLAN
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
A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the accompanying condensed consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs
Balance at December 31, 2022	$135	$2,953
Net additions charged to expense	—	—
Cash payments against reserve	(116)	(2,673)
Balance at March 31, 2023	$19	$280

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, our wood pellets are produced at facilities located in New York, Oregon, Georgia, and Texas, and our MEATER smart thermometer accessories are currently manufactured in Hong Kong. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.
Our revenue decreased by 31.5% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and was $153.2 million for the three months ended March 31, 2023, down from $223.7 million for the three months ended March 31, 2022. We recorded net income of $8.0 million for the three months ended March 31, 2023, compared to net loss of $9.0 million for the three months ended March 31, 2022.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in the first quarter of 2023, we continued to experience inflationary pressure and a slowdown in consumer demand. These challenging macroeconomic pressures have resulted in a decline in our revenue in the first quarter of 2023 compared to the prior year period. If these macroeconomic trends continue through the remainder of fiscal year end 2023, we could experience lower revenue and margins as compared to the corresponding prior year period.
Supply chain constraints have led to higher product component and freight costs, which have increased our cost of revenues. If these macroeconomic uncertainties or supply chain challenges persist or worsen in the future, we may observe reduced customer demand for our offerings, increased competition for critical components, challenges fulfilling certain customer orders or continued increases in component and freight costs which could impact our operating results, including our ability to achieve historical levels of revenue
Components of Results of Operations
Revenue
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
Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We expect our sales and marketing expense to decrease in the short-term and increase on an absolute dollar basis in the long-term as we continue to reduce our costs to drive operational efficiencies while continuing to increase the scope of outreach to potential new customers to drive long-term revenue growth. We also anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $2.2 million and $4.9 million for the three months ended March 31, 2023 and 2022, respectively.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.
Total Other Income (Expense)
Total other income (expense) consists of interest expense and other income. Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below). Other income also consists of any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$153,161	$223,710	$(70,549)	(31.5)%
Cost of revenue	97,738	141,066	(43,328)	(30.7)%
Gross profit	55,423	82,644	(27,221)	(32.9)%
Operating expenses:
Sales and marketing	22,075	34,854	(12,779)	(36.7)%
General and administrative	26,679	40,716	(14,037)	(34.5)%
Amortization of intangible assets	8,889	8,889	—	—%
Change in fair value of contingent consideration	1,043	1,700	(657)	(38.6)%
Total operating expense	58,686	86,159	(27,473)	(31.9)%
Loss from operations	(3,263)	(3,515)	252	(7.2)%
Other income (expense):
Interest expense	(10,454)	(5,837)	4,617	79.1%
Other income, net	21,899	544	21,355	3925.6%
Total other income (expense)	11,445	(5,293)	16,738	316.2%
Income (loss) before provision for income taxes	8,182	(8,808)	16,990	(192.9)%
Provision for income taxes	164	152	12	7.9%
Net income (loss)	$8,018	$(8,960)	$16,978	(189.5)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$89,738	$150,431	$(60,693)	(40.3)%
Consumables	30,045	39,651	(9,606)	(24.2)%
Accessories	33,378	33,628	(250)	(0.7)%
Total Revenue	$153,161	$223,710	$(70,549)	(31.5)%
Revenue decreased by $70.5 million, or 31.5%, to $153.2 million for the three months ended March 31, 2023 compared to $223.7 million for the three months ended March 31, 2022. The decrease was driven by lower unit volume for grills and consumables, partially offset by higher selling prices.
Revenue from our grills decreased by $60.7 million, or 40.3%, to $89.7 million for the three months ended March 31, 2023 compared to $150.4 million for the three months ended March 31, 2022. The decrease was primarily driven by lower unit volume, partially offset by a higher average selling price resulting from the introduction of new product.

Revenue from our consumables decreased by $9.6 million, or 24.2%, to $30.0 million for the three months ended March 31, 2023 compared to $39.7 million for the three months ended March 31, 2022. The decrease was driven by lower unit volume of wood pellets and other consumables.
Revenue from our accessories decreased by $0.3 million, or 0.7%, to $33.4 million for the three months ended March 31, 2023 compared to $33.6 million for the three months ended March 31, 2022. The decrease was driven primarily by lower unit volume of Traeger-branded accessories, partially offset by increased sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$55,423	$82,644	$(27,221)	(32.9)%
Gross margin (Gross profit as a percentage of revenue)	36.2%	36.9%
Gross profit decreased by $27.2 million, or 32.9%, to $55.4 million for the three months ended March 31, 2023 compared to $82.6 million for the three months ended March 31, 2022. Gross margin decreased to 36.2% for the three months ended March 31, 2023 from 36.9% for the three months ended March 31, 2022. The decrease in gross margin was driven primarily by the timing of marketplace promotional investments and higher product costs, partially offset by favorable domestic logistic costs, as well as foreign exchange rates.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$22,075	$34,854	$(12,779)	(36.7)%
As a percentage of revenue	14.4%	15.6%
Sales and marketing expense decreased by $12.8 million, or 36.7%, to $22.1 million for the three months ended March 31, 2023 compared to $34.9 million for the three months ended March 31, 2022. As a percentage of revenue, sales and marketing expense decreased to 14.4% for the three months ended March 31, 2023 from 15.6% for the three months ended March 31, 2022. The decrease in sales and marketing expense was driven by decreases in demand creation costs, employee expenses, professional service fees, and travel and entertainment costs.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$26,679	$40,716	$(14,037)	(34.5)%
As a percentage of revenue	17.4%	18.2%
General and administrative expense decreased by $14.0 million, or 34.5%, to $26.7 million for the three months ended March 31, 2023 compared to $40.7 million for the three months ended March 31, 2022. As a percentage of revenue, general and administrative expense decreased to 17.4% for the three months ended March 31, 2023 from 18.2% for the three months ended March 31, 2022. The decrease in general and administrative expense was driven by lower stock-based compensation expense of $6.4 million, lower professional service fees, and lower employee expenses, partially offset by losses from the sale of property, plant and equipment.

Amortization of Intangible Assets

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,889	$8,889	$—	—%
As a percentage of revenue	5.8%	4.0%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, remained flat at $8.9 million for the three months ended March 31, 2023 compared to $8.9 million for the three months ended March 31, 2022.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,043	$1,700	$(657)	(38.6)%
As a percentage of revenue	0.7%	0.8%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased $0.7 million, or 38.6%, to $1.0 million for the three months ended March 31, 2023 compared to $1.7 million for the three months ended March 31, 2022. The change in fair value was primarily driven by a shorter discount period.
Total Other Income (Expense)

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(10,454)	$(5,837)	$4,617	79.1%
Other income, net	21,899	544	21,355	3925.6%
Total other income (expense)	$11,445	$(5,293)	$16,738	316.2%
As a percentage of revenue	7.5%	(2.4)%
Total other income increased by $16.7 million, or 316.2%, to total other income of $11.4 million for the three months ended March 31, 2023 compared to total other expense of $5.3 million for the three months ended March 31, 2022. This increase was primarily due to the hedge dedesignation of the interest rate swap resulting in the reclassification from accumulated other comprehensive income (loss) to other income, partially offset by increased interest expense driven by a change in timing to quarterly interest payments on our term loan portion under the First Lien Term Loan Facility.
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
As of March 31, 2023, we had cash and cash equivalents of $15.2 million, restricted cash of $12.5 million, $82.5 million borrowing capacity under our Revolving Credit Facility (as defined below) and $0.1 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of March 31, 2023, we had drawn down $42.5 million on the

Revolving Credit Facility and $40.9 million on the Receivables Financing Agreement. As of March 31, 2023, the total principal amount outstanding under our First Lien Term Loan Facility was $404.0 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, restricted cash, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(23,590)	$(46,911)
Net cash provided by (used in) investing activities	245	(4,648)
Net cash provided by (used in) financing activities	(478)	45,917
Net decrease in cash, cash equivalents and restricted cash	$(23,823)	$(5,642)
Cash Flow from Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities consisted of a net income of $8.0 million and non-cash adjustments to net income of $6.0 million, partially offset by net changes in operating assets and liabilities of $37.6 million. Non-cash adjustments consisted of unrealized gains on derivative contracts of $19.6 million, amortization of intangible assets of $10.6 million, stock-based compensation of $7.9 million, and depreciation of property, plant, and equipment of $3.6 million. The decrease in net cash from net changes in operating assets and liabilities during the three months ended March 31, 2023, was primarily due to an increase in accounts receivable of $57.1 million partially offset by a decrease in inventories of $21.1 million.
During the three months ended March 31, 2022, net cash used in operating activities consisted of net loss of $9.0 million and non-cash adjustments to net loss of $31.6 million, partially offset by net changes in operating assets and liabilities of $69.5 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $2.5 million, amortization of intangible assets of $10.6 million, stock-based compensation of $15.5 million, and unrealized losses on derivative contracts of $0.6 million. The decrease in net cash from net changes in operating assets and liabilities during the three months ended March 31, 2022, was primarily due to an increase in accounts receivable of $70.4 million and an increase in inventories of $18.6 million, partially offset by an increase in accounts payable and accrued expenses of $17.6 million.
Cash Flow from Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $0.2 million. The cash flow provided was driven primarily from the sale of property, plant, and equipment of $2.5 million, partially offset by the purchase of property, plant, and equipment of $2.1 million primarily related to the purchase of tooling equipment, and internal-use software and website development costs.
During the three months ended March 31, 2022, net cash used in investing activities was $4.6 million. The cash flow used was driven by the purchase of property, plant, and equipment of $4.5 million primarily related the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
Cash Flow from Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.5 million. The cash flow used was driven primarily by net repayments on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $0.3 million for general corporate and working capital purposes.
During the three months ended March 31, 2022, net cash provided by financing activities was $45.9 million. The cash flow provided was driven primarily by aggregate net borrowings on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $46.0 million for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the "Administrative Agent") and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for a senior secured term loan facility (the "First Lien Term Loan Facility") and a revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities").
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of March 31, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $404.0 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2023 we had drawn down $42.5 million under the Revolving Credit Facility for general corporate and working capital purposes.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2023, we were in compliance with the covenants under the Credit Facilities.

On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023, and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of March 31, 2023, the Company was in compliance with these amended covenants under the Amendment.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024. The Company was in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2023.
As of March 31, 2023, the Company had drawn down $40.9 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2023 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2
10.1	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 13, 2023				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: May 10, 2023
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2023
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)