Form 10-Q/A
period 2023-03-31
Traeger, Inc.
filed 2023-08-08
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

i

EXPLANATORY NOTE
Traeger, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2023 (this “Form 10-Q/A”), that was originally filed with the U.S. Securities and Exchanges Commission (the "SEC") on May 10, 2023 (the "Original Filing"). On August 7, 2023, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the audit committee, after considering the recommendations of management and consulting with Ernst & Young LLP (“E&Y”), the Company’s independent registered public accounting firm, that, as a result of the error described below, the Company will restate previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the interim period ended March 31, 2023. Refer to Note 1, Description of Business and Basis of Presentation to our unaudited condensed consolidated financial statements included in this Form 10-Q/A for the adjustments to the condensed consolidated financial statements related to this restatement.
In accordance with applicable SEC rules, this Form 10-Q/A also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), dated as of the date of filing this Form 10-Q/A.
The restatement reflects the correction of an error associated with the incorrect application of accounting guidance within ASC 815 Derivatives and Hedging related to the treatment of amounts within accumulated other comprehensive income upon cash flow hedge dedesignation of the Company's interest rates swaps. The error resulted in an overstatement to other income of $21.3 million and an overstatement of interest expenses of $2.4 million resulting in an understatement of net loss of $18.9 million within the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 as well as and corresponding effects on the condensed consolidated balance sheet, condensed consolidated statement of of changes in stockholders' equity and the condensed consolidated statement of cash flows as of and for the three months ended March 31, 2023 in the Original Filing.
This Form 10-Q/A also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Filing as appropriate to reflect the restatement and revision of the relevant periods. The items amended in the Original Filing are listed under “Items Amended in this Form 10-Q/A" below. Other than the “Items Amended in this Form 10-Q/A,” disclosures in the Original Form 10-Q remain unchanged. However, for the convenience of the reader, this Form 10-Q/A restates in its entirety, as amended, the Company’s Original Filing. The Company has not modified or updated disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. Accordingly, this speaks only as of the date the Original Filing was filed and does not reflect events occurring after the filing of the Original Filing other than as described herein and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Filing, except as specifically referenced herein. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.
Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “As Restated.”
The Company’s management has concluded that in light of the error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Form 10-Q/A
The following sections in the Original Report are revised in this Form 10-Q/A, solely as a result of, and to reflect the restatement:
• Part I, Item 1: Financial Statements
• Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4: Controls and Procedures
• Part II, Item 1A: Risk Factors
• Part II, Item 6: Exhibits
Except as described above and set forth in this Form 10-Q/A, this Form 10-Q/A does not amend or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Form 10-Q/A may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q/A include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations and our ability to remediate the material weakness in our internal control over financial reporting.
The forward-looking statements in this Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023, as updated by Part II, Item 1A. "Risk Factors" in this Form 10-Q/A. The forward-looking statements in this Form 10-Q/A are based upon information available to us as of the date of this Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Form 10-Q/A and the documents that we reference in this Form 10-Q/A and have filed as exhibits to this Form 10-Q/A with the understanding that our actual future results, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Form 10-Q/A. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-Q/A, whether as a result of any new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
	(as restated)
ASSETS
Current Assets
Cash and cash equivalents	$15,232	$39,055
Restricted cash	12,500	12,500
Accounts receivable, net	99,591	42,050
Inventories	132,381	153,471
Prepaid expenses and other current assets	28,034	27,162
Total current assets	287,738	274,238
Property, plant, and equipment, net	49,775	55,510
Operating lease right-of-use assets	12,221	13,854
Goodwill	74,725	74,725
Intangible assets, net	502,290	512,858
Other non-current assets	11,248	15,530
Total assets	$937,997	$946,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,244	$29,841
Accrued expenses	56,286	52,295
Line of credit	40,909	11,709
Current portion of notes payable	250	250
Current portion of operating lease liabilities	4,491	5,185
Current portion of contingent consideration	12,400	12,157
Other current liabilities	803	1,470
Total current liabilities	141,383	112,907
Notes payable, net of current portion	438,936	468,108
Operating lease liabilities, net of current portion	8,045	9,001
Contingent consideration, net of current portion	11,390	10,590
Deferred tax liability	10,375	10,370
Other non-current liabilities	479	870
Total liabilities	610,608	611,846
Commitments and contingencies—See Note 10
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 122,642,599 and 122,624,414 as of March 31, 2023 and December 31, 2022	12	12
Additional paid-in capital	890,012	882,069
Accumulated deficit	(581,405)	(570,475)
Accumulated other comprehensive income	18,770	23,263
Total stockholders' equity	327,389	334,869
Total liabilities and stockholders' equity	$937,997	$946,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
	(as restated)
Revenue	$153,161	$223,710
Cost of revenue	97,738	141,066
Gross profit	55,423	82,644
Operating expenses:
Sales and marketing	22,075	34,854
General and administrative	26,679	40,716
Amortization of intangible assets	8,889	8,889
Change in fair value of contingent consideration	1,043	1,700
Total operating expense	58,686	86,159
Loss from operations	(3,263)	(3,515)
Other income (expense):
Interest expense	(8,081)	(5,837)
Other income, net	578	544
Total other expense	(7,503)	(5,293)
Loss before provision for income taxes	(10,766)	(8,808)
Provision for income taxes	164	152
Net loss	$(10,930)	$(8,960)
Net loss per share, basic and diluted	$(0.09)	$(0.08)
Weighted average common shares outstanding, basic and diluted	122,699,114	117,889,233
Other comprehensive income (loss):
Foreign currency translation adjustments	$(32)	$(3)
Change in cash flow hedge	(2,088)	6,589
Amortization of dedesignated cash flow hedge	(2,373)	—
Total other comprehensive income (loss)	(4,493)	6,586
Comprehensive loss	$(15,423)	$(2,374)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	18,185	—	—	—	—	—
Stock-based compensation	—	—	7,943	—	—	7,943
Net loss (as restated)	—	—	—	(10,930)	—	(10,930)
Foreign currency translation adjustments	—	—	—	—	(32)	(32)
Change in cash flow hedge (as restated)	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge (as restated)	—	—	—	—	(2,373)	(2,373)
Balance at March 31, 2023	122,642,599	$12	$890,012	$(581,405)	$18,770	$327,389

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	117,547,916	$12	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	529,630	—	—	—	—	—
Stock-based compensation	—	—	15,483	—	—	15,483
Net loss	—	—	—	(8,960)	—	(8,960)
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Change in cash flow hedge	—	—	—	—	6,589	6,589
Balance at March 31, 2022	118,077,546	$12	$809,896	$(197,277)	$6,500	$619,131
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,930)	$(8,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,564	2,481
Amortization of intangible assets	10,638	10,645
Amortization of deferred financing costs	534	495
Loss on disposal of property, plant and equipment	1,870	152
Stock-based compensation expense	7,943	15,483
Bad debt expense	56	72
Unrealized loss on derivative contracts	1,698	570
Amortization of dedesignated cash flow hedge	(2,373)	—
Change in fair value of contingent consideration	1,043	1,700
Other non-cash adjustments	(16)	—
Change in operating assets and liabilities:
Accounts receivable	(57,145)	(70,383)
Inventories	21,090	(18,561)
Prepaid expenses and other current assets	(1,214)	1,741
Other non-current assets	18	4
Accounts payable and accrued expenses	(73)	17,638
Other non-current liabilities	(293)	12
Net cash used in operating activities	(23,590)	(46,911)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(2,082)	(4,524)
Capitalization of patent costs	(123)	(124)
Proceeds from sale of property, plant, and equipment	2,450	—
Net cash provided by (used in) investing activities	245	(4,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	62,200	46,100
Repayments on line of credit	(62,500)	(78)
Repayments of long-term debt	(51)	—
Principal payments on finance lease obligations	(127)	(105)
Net cash provided by (used in) financing activities	(478)	45,917
Net decrease in cash, cash equivalents and restricted cash	(23,823)	(5,642)
Cash, cash equivalents and restricted cash at beginning of period	51,555	16,740
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$27,732	$11,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2023	2022
	(as restated)
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements – The Company is restating its unaudited condensed consolidated financial statements for the three months ended March 31, 2023, included in this Amendment No. 1 on this Quarterly Report on Form 10-Q/A.

The restatement reflects the correction of an error associated with the application of guidance within ASC 815 Derivatives and Hedging on the treatment of amounts within accumulated other comprehensive income (loss) upon cash flow hedge dedesignation of the Company's interest rate swaps.
The following tables present the restated amounts, the adjustments made and the previously reported amounts to summarize the effect of the corrections on the previously reported condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss) and condensed consolidated statement of cash flows for the three months ended March 31, 2023 (in thousands, except per share amounts):
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET:

	As of March 31, 2023
	As Previously Reported	Adjustment	As Restated
Stockholders' equity:
Accumulated deficit	$(562,457)	$(18,948)	$(581,405)
Accumulated other comprehensive income (loss)	(178)	18,948	18,770
Total stockholders' equity	327,389	—	327,389
Total liabilities and stockholders' equity	$937,997	$—	$937,997
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Other income (expense):
Interest expense	$(10,454)	$2,373	$(8,081)
Other income (expense), net	21,899	(21,321)	578
Total other income (expense)	11,445	(18,948)	(7,503)
Income (loss) before provision for income taxes	8,182	(18,948)	(10,766)
Net income (loss)	$8,018	$(18,948)	$(10,930)
Net loss per share, basic and diluted	$0.07	$(0.16)	$(0.09)
Other comprehensive income (loss):
Change in cash flow hedge	$—	$(2,088)	$(2,088)
Amortization of dedesignated cash flow hedge	—	(2,373)	(2,373)
Total other comprehensive loss	(32)	(4,461)	(4,493)
Comprehensive income (loss)	$7,986	$(23,409)	$(15,423)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	As Previously Reported
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2022	$(570,475)	$23,263	$334,869
Net income	8,018	—	8,018
Change in cash flow hedge	—	(23,409)	(23,409)
Amortization of dedesignated cash flow hedge	—	—	—
Balance at March 31, 2023	$(562,457)	$(178)	$327,389

	Adjustment
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2022	$—	$—	$—
Net loss	(18,948)	—	(18,948)
Change in cash flow hedge	—	21,321	21,321
Amortization of dedesignated cash flow hedge	—	(2,373)	(2,373)
Balance at March 31, 2023	$(18,948)	$18,948	$—

	As Restated
	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2022	$(570,475)	$23,263	$334,869
Net loss	(10,930)	—	(10,930)
Change in cash flow hedge	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	(2,373)	(2,373)
Balance at March 31, 2023	$(581,405)	$18,770	$327,389
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Restated
Net income (loss)	$8,018	$(18,948)	$(10,930)
Change in operating assets and liabilities:
Unrealized loss (gain) on derivative contracts	(19,623)	21,321	1,698
Amortization of dedesignated cash flow hedge	—	(2,373)	(2,373)
In addition to the changes reflected above, amounts were restated in the following Notes as a result of these adjustments:
Note 7, Derivatives
Note 14. Loss Per Share

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
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income within the accompanying condensed consolidated statements of operations and comprehensive loss, to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income within the accompanying condensed consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the accompanying condensed consolidated statement of cash flows.
The Company evaluates hedge effectiveness of the interest rate swap quarterly, or more frequently if necessary. In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded in accumulated other comprehensive income ("AOCI") was $21.3 million which amount will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments.
The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross Asset Fair Value	$18,959	$23,410
Gross Liability Fair Value	—	—
Net Asset Fair Value	$18,959	$23,410
For the three months ended March 31, 2023, as a result of the discontinued cash flow hedge accounting treatment, realized gain and unrealized loss from the interest rate swap were recorded in other income within the accompanying condensed consolidated statements of operations and comprehensive loss and the amortization of the amounts recorded within AOCI were recorded within interest expense. For the three months ended March 31, 2022, realized loss and unrealized gain from the interest rate swap were recorded in interest expense and other comprehensive income (loss), respectively, within the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The Company had outstanding foreign currency contracts as of March 31, 2023 and December 31, 2022. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income in the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2023	December 31, 2022
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	337	1,001
Net Liability Fair Value	$337	$1,001
Gains (losses) from foreign currency contracts were recorded in other income within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

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
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the revaluation of contingent consideration in our accompanying condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

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

The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

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
14 – LOSS PER SHARE
The Company computes basic earnings (loss) per share ("EPS") attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
	(as restated)
Net loss	$(10,930)	$(8,960)

Weighted-average common shares outstanding—basic	122,699,114	117,889,233
Effect of dilutive securities:
Restricted stock units	—	—
Weighted-average common shares outstanding—diluted	122,699,114	117,889,233

Loss per share
Basic and diluted	$(0.09)	$(0.08)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-Q/A, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
Certain items within this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated as a result of the amendment and restatement of this Quarterly Report on Form 10-Q/A, as described in further detail in the “Explanatory Note.” For further detail regarding the restatement, also see Note 1 to the accompanying unaudited condensed consolidated financial statements and Part I, Item 4. “Controls and Procedures.”
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
Our revenue decreased by 31.5% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, and was $153.2 million for the three months ended March 31, 2023, down from $223.7 million for the three months ended March 31, 2022. We recorded net loss of $10.9 million for the three months ended March 31, 2023, compared to net loss of $9.0 million for the three months ended March 31, 2022.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in our accompanying condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.

Total Other Expense
Total other expense consists of interest expense and other income. Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated comprehensive income (loss) prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income also consists of any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(unaudited)
	(dollars in thousands)
	(as restated)
Revenue	$153,161	$223,710	$(70,549)	(31.5)%
Cost of revenue	97,738	141,066	(43,328)	(30.7)%
Gross profit	55,423	82,644	(27,221)	(32.9)%
Operating expenses:
Sales and marketing	22,075	34,854	(12,779)	(36.7)%
General and administrative	26,679	40,716	(14,037)	(34.5)%
Amortization of intangible assets	8,889	8,889	—	—%
Change in fair value of contingent consideration	1,043	1,700	(657)	(38.6)%
Total operating expense	58,686	86,159	(27,473)	(31.9)%
Loss from operations	(3,263)	(3,515)	252	(7.2)%
Other income (expense):
Interest expense	(8,081)	(5,837)	(2,244)	(38.4)%
Other income, net	578	544	34	6.3%
Total other expense	(7,503)	(5,293)	(2,210)	(41.8)%
Loss before provision for income taxes	(10,766)	(8,808)	(1,958)	22.2%
Provision for income taxes	164	152	12	7.9%
Net loss	$(10,930)	$(8,960)	$(1,970)	22.0%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$89,738	$150,431	$(60,693)	(40.3)%
Consumables	30,045	39,651	(9,606)	(24.2)%
Accessories	33,378	33,628	(250)	(0.7)%
Total Revenue	$153,161	$223,710	$(70,549)	(31.5)%
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
Total Other Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
	(as restated)
Interest expense	$(8,081)	$(5,837)	$(2,244)	(38.4)%
Other income, net	578	544	34	6.3%
Total other expense	$(7,503)	$(5,293)	$(2,210)	(41.8)%
As a percentage of revenue	(4.9)%	(2.4)%
Total other expense increased by $2.2 million, or 41.8%, to $7.5 million for the three months ended March 31, 2023 compared to $5.3 million for the three months ended March 31, 2022. This increase was primarily due to increased interest expense driven by an increase in interest rates.
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
Cash Flow from Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities consisted of a net loss of $10.9 million and non-cash adjustments to net loss of $25.0 million, partially offset by net changes in operating assets and liabilities of $37.6 million. Non-cash adjustments consisted of unrealized gains on derivative contracts of $1.7 million, amortization of intangible assets of $10.6 million, stock-based compensation of $7.9 million, and depreciation of property, plant, and equipment of $3.6 million. The decrease in net cash from net changes in operating assets and liabilities during the three months ended March 31, 2023, was primarily due to an increase in accounts receivable of $57.1 million partially offset by a decrease in inventories of $21.1 million.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, due to the existence of a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weakness in Internal Control Over Financial Reporting
The Company became aware that the unaudited consolidated financial statements for the three months ended March 31, 2023 contained material misstatements related to the assessment, accounting for and presentation of amounts within accumulated other comprehensive income (AOCI) upon cash flow hedge dedesignation of the Company's interest rate swaps as more fully described in Note 1 to the condensed consolidated financial statements. Management of the Company has concluded that because the controls to evaluate the accounting and disclosure of complex financial instruments, such as for derivatives, did not operate effectively and resulted in the failure to detect the misstatement the deficiencies are a material weakness in the Company's internal control over financial reporting. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented therein.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal controls over evaluating and assessing guidance in accordance with ASC 815 Derivatives and Hedging did not detect the error related to the accounting for and presentation of amounts within AOCI upon cash flow hedge dedesignation during the period ending March 31, 2023. This control deficiencies resulted in the restatement of the Company's unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weakness.

Plan of Remediation of Material Weakness
To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes: (i) implementing additional review procedures within our accounting department, (ii)

implementing additional training of accounting personnel and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including updates to accounting policies for derivatives and hedge instruments, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP.
The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional remediation actions will not be necessary or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
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
ITEM 1A. RISK FACTORS
Other than the risk factor set forth below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Risks Related to Our Common Stock
We have identified a material weakness in our internal control over financial reporting, and we cannot provide assurances that the material weakness will be effectively remediated or that additional weaknesses will not occur in the future.
During the preparation of our unaudited condensed consolidated financial statements for the period ended June 30, 2023, we identified and evaluated control deficiencies associated with a misstatement identified related to the accounting and financial reporting treatment of amounts recorded within AOCI upon cash flow dedesignation of interest rate swaps. As part of the restatement process, we have identified a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal controls over the evaluation and interpretation of accounting guidance specifically within ASC 815 Derivatives and Hedging did not operate effectively, resulting in an incorrect assessment, accounting and presentation of an adjustment to comprehensive income (loss) associated with the change in cash flow hedge during the period ending March 31, 2023. These control deficiencies resulted in the restatement of the Company’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes: (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel, and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including making updates to accounting policies for derivatives and hedge instruments,. to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP.

The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remediation efforts will resolve the identified material weakness, there is no assurance that management’s efforts conducted to date will be sufficient or that additional remediation actions will not be necessary to remediate this material weakness or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
If we are unable to remediate the material weakness, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our common stock.
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
Date: August 7, 2023
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2023
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)