Form 10-Q
period 2023-06-30
Traeger, Inc.
filed 2023-08-08
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2023, there were 123,968,189 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,496	$39,055
Restricted cash	—	12,500
Accounts receivable, net	83,290	42,050
Inventories	97,803	153,471
Prepaid expenses and other current assets	29,842	27,162
Total current assets	225,431	274,238
Property, plant, and equipment, net	52,274	55,510
Operating lease right-of-use assets	11,284	13,854
Goodwill	74,725	74,725
Intangible assets, net	491,700	512,858
Other non-current assets	14,231	15,530
Total assets	$869,645	$946,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,563	$29,841
Accrued expenses	49,094	52,295
Line of credit	40,000	11,709
Current portion of notes payable	250	250
Current portion of operating lease liabilities	4,109	5,185
Current portion of contingent consideration	13,110	12,157
Other current liabilities	2,143	1,470
Total current liabilities	127,269	112,907
Notes payable, net of current portion	396,722	468,108
Operating leases liabilities, net of current portion	7,470	9,001
Contingent consideration, net of current portion	—	10,590
Deferred tax liability	10,378	10,370
Other non-current liabilities	281	870
Total liabilities	542,120	611,846
Commitments and contingencies—See Note 10
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 123,960,782 and 122,624,414 as of June 30, 2023 and December 31, 2022	12	12
Additional paid-in capital	923,048	882,069
Accumulated deficit	(611,571)	(570,475)
Accumulated other comprehensive income	16,036	23,263
Total stockholders' equity	327,525	334,869
Total liabilities and stockholders' equity	$869,645	$946,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$171,512	$200,270	$324,673	$423,980
Cost of revenue	108,181	126,829	205,919	267,895
Gross profit	63,331	73,441	118,754	156,085
Operating expenses:
Sales and marketing	27,915	42,051	49,990	76,905
General and administrative	52,371	31,436	79,050	72,152
Amortization of intangible assets	8,888	8,888	17,777	17,777
Change in fair value of contingent consideration	1,765	255	2,808	1,955
Goodwill impairment	—	111,485	—	111,485
Total operating expense	90,939	194,115	149,625	280,274
Loss from operations	(27,608)	(120,674)	(30,871)	(124,189)
Other income (expense):
Interest expense	(7,810)	(7,064)	(15,891)	(12,901)
Other income (expense), net	5,450	(5,350)	6,028	(4,806)
Total other expense	(2,360)	(12,414)	(9,863)	(17,707)
Loss before provision for income taxes	(29,968)	(133,088)	(40,734)	(141,896)
Provision for income taxes	198	46	362	198
Net loss	$(30,166)	$(133,134)	$(41,096)	$(142,094)
Net loss per share, basic and diluted	$(0.25)	$(1.13)	$(0.33)	$(1.20)
Weighted average common shares outstanding, basic and diluted	123,027,759	118,211,168	122,864,345	118,051,090
Other comprehensive income (loss):
Foreign currency translation adjustments	$35	$12	$3	$9
Change in cash flow hedge	—	5,735	(2,088)	12,324
Amortization of dedesignated cash flow hedge	(2,769)	—	(5,142)	—
Total other comprehensive income (loss)	(2,734)	5,747	(7,227)	12,333
Comprehensive loss	$(32,900)	$(127,387)	$(48,323)	$(129,761)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2023 and 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	122,642,599	$12	$890,012	$(581,405)	$18,770	$327,389
Issuance of common stock under stock plan	1,318,183	—	—	—	—	—
Stock-based compensation	—	—	33,036	—	—	33,036
Net loss	—	—	—	(30,166)	—	(30,166)
Foreign currency translation adjustments	—	—	—	—	35	35
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525

Balance at March 31, 2022	118,077,546	$12	$809,896	$(197,277)	$6,500	$619,131
Issuance of common stock under stock plan	139,755	—	—	—	—	—
Shares withheld related to net share settlement	(5,526)	—	(41)	—	—	(41)
Stock-based compensation	—	—	11,951	—	—	11,951
Net loss	—	—	—	(133,134)	—	(133,134)
Foreign currency translation adjustments	—	—	—	—	12	12
Change in cash flow hedge	—	—	—	—	5,735	5,735
Balance at June 30, 2022	118,211,775	$12	$821,806	$(330,411)	$12,247	$503,654

	Six Months Ended June 30, 2023 and 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's and Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	1,336,368	—	—	—	—	—
Stock-based compensation	—	—	40,979	—	—	40,979
Net loss	—	—	—	(41,096)	—	(41,096)
Foreign currency translation adjustments	—	—	—	—	3	3
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525

Balance at December 31, 2021	117,547,916	$12	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	669,385	—	—	—	—	—
Shares withheld related to net share settlement	(5,526)	—	(41)	—	—	(41)
Stock-based compensation	—	—	27,434	—	—	27,434
Net loss	—	—	—	(142,094)	—	(142,094)
Foreign currency translation adjustments	—	—	—	—	9	9
Change in cash flow hedge	—	—	—	—	12,324	12,324
Balance at June 30, 2022	118,211,775	$12	$821,806	$(330,411)	$12,247	$503,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,096)	$(142,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	7,462	6,023
Amortization of intangible assets	21,378	21,337
Amortization of deferred financing costs	1,026	979
Loss on disposal of property, plant and equipment	1,689	1,176
Stock-based compensation expense	40,979	27,434
Bad debt expense	189	(127)
Unrealized loss (gain) on derivative contracts	(2,066)	2,864
Amortization of dedesignated cash flow hedge	(5,142)	—
Change in fair value of contingent consideration	2,588	(1,325)
Goodwill impairment	—	111,485
Other non-cash adjustments	(17)	—
Change in operating assets and liabilities:
Accounts receivable	(40,979)	(18,709)
Inventories, net	55,668	(17,781)
Prepaid expenses and other current assets	(1,074)	(2,394)
Other non-current assets	(13)	23
Accounts payable and accrued expenses	(14,154)	(18,954)
Other non-current liabilities	(582)	13
Net cash provided by (used in) operating activities	25,856	(30,050)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(8,854)	(12,422)
Capitalization of patent costs	(223)	(305)
Proceeds from sale of property, plant, and equipment	2,450	—
Net cash used in investing activities	(6,627)	(12,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	86,500	110,600
Repayments on line of credit	(130,209)	(73,927)
Proceeds from long-term debt	—	12,500
Repayments of long-term debt	(103)	—
Principal payments on capital lease obligations	(251)	(217)
Payment of acquisition related contingent consideration	(12,225)	(9,275)
Taxes paid related to net share settlement of equity awards	—	(41)
Net cash provided by (used in) financing activities	(56,288)	39,640
Net decrease in cash, cash equivalents and restricted cash	(37,059)	(3,137)
Cash, cash equivalents and restricted cash at beginning of period	51,555	16,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,496	$13,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,487	$11,781
Cash paid for income taxes	$1,576	$1,988
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$383	$344
Property, plant, and equipment included in accounts payable and accrued expenses	$1,813	$8,736
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2023.
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
Restricted Cash – The Company considers cash to be restricted when withdrawal or general use is legally restricted. The restricted cash balance is associated with borrowings from the delayed draw term loan facility that are restricted in use and were drawn down to fund payments of contingent consideration associated with the acquisition of Apption Labs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	22%	13%	20%	15%
Customer B	13%	20%	18%	21%
Customer C	13%	21%	13%	18%
As of June 30, 2023, customers A, B and C accounted for a significant portion of trade accounts receivable of 33%, 18%, and 11% compared to 31%, 20%, and 8% as of December 31, 2022. Concentrations of credit risk exist to the extent credit terms are extended with these three large customers. A business failure on the part of any one of the three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2023 and 2022, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2023 or December 31, 2022.
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
New Accounting Pronouncements Recently Adopted – In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The Company has adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s accompanying condensed consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offering Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The Company adopted this ASU in the second quarter of 2023. Adoption of this new standard did not have a material impact on the Company's consolidated financial statements and related disclosures.
3 – REVENUE
The following tables disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2023	2022	2023	2022
Grills	$93,133	$117,680	$182,871	$268,111
Consumables	34,900	42,097	64,945	81,748
Accessories	43,479	40,493	76,857	74,121
Total revenue	$171,512	$200,270	$324,673	$423,980

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2023	2022	2023	2022
North America	$158,218	$187,359	$297,155	$394,701
Rest of world	13,294	12,911	27,518	29,279
Total revenue	$171,512	$200,270	$324,673	$423,980

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2023	2022	2023	2022
Retail	$135,198	$162,137	$267,963	$365,354
Direct to consumer	36,314	38,133	56,710	58,626
Total revenue	$171,512	$200,270	$324,673	$423,980
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$100,163	$56,822
Allowance for expected credit losses	(967)	(867)
Reserve for returns, discounts and allowances	(15,906)	(13,905)
Total accounts receivable, net	$83,290	$42,050
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$7,115	$7,110
Work in process	11,257	12,155
Finished goods	79,431	134,206
Inventories	$97,803	$153,471
Included within inventories are adjustments of $1.1 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively, to record inventory to net realizable value.
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrual for inventories in-transit	$5,694	$7,987
Warranty accrual	7,486	7,368
Accrued compensation and bonus	5,610	4,499
Other	30,304	32,441
Accrued expenses	$49,094	$52,295
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warranty accrual, beginning of period	$8,693	$8,731	$7,368	$8,326
Warranty claims	(2,108)	(2,604)	(3,580)	(4,088)
Warranty costs accrued	901	2,520	3,698	4,409
Warranty accrual, end of period	$7,486	$8,647	$7,486	$8,647
7 – DERIVATIVES
Interest Rate Swap
On February 25, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge or otherwise protect against fluctuations on a portion of the Company's variable rate debt. The agreement provides for a notional amount of $379.2 million, fixed rate of 2.08% and a maturity date of February 28, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $379.2 million of the term loan portion under the First Lien Term Loan Facility (as defined below). The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge is expected to be highly effective.
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated it hedging relationship. At the time of dedesignation total amount recorded in accumulated other comprehensive income ("AOCI") was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments.
The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	June 30, 2023	December 31, 2022
Gross Asset Fair Value	$24,033	$23,410
Gross Liability Fair Value	—	—
Net Asset Fair Value	$24,033	$23,410
For the three and six months ended June 30, 2023, as a result of the discontinued cash flow hedge accounting treatment, realized gain and unrealized gain from the interest rate swap were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss and the amortization of the amounts recorded within AOCI were recorded within interest expense. For the three and six months ended June 30, 2022, realized loss and unrealized gain from the interest rate swap were recorded in interest expense and other comprehensive loss, respectively, within the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The Company had outstanding foreign currency contracts as of June 30, 2023 and December 31, 2022. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2023	December 31, 2022
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	1,647	1,001
Net Fair Value	$1,647	$1,001
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized gains (losses)	$(813)	$(451)	$(1,680)	$714
Unrealized losses	(1,309)	(2,294)	(689)	(2,864)
Total losses	$(2,122)	$(2,745)	$(2,369)	$(2,150)
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2023	As of December 31, 2022
Assets:
Derivative assets—interest rate swap contract (1)	2	$24,033	$23,410
Total assets		$24,033	$23,410

Liabilities:
Derivative liabilities—foreign currency contracts (2)	2	$1,647	$1,001
Contingent consideration—earn out (3)	3	13,110	22,747
Total liabilities		$14,757	$23,748
(1)Included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.
(2)Included in other current liabilities in the accompanying condensed consolidated balance sheets.
(3)Included in current contingent consideration in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2023 and December 31, 2022, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following table presents the fair value contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contingent consideration, beginning of period	$23,790	$27,000	$22,747	$25,300
Payments of contingent consideration	(12,445)	(12,555)	(12,445)	(12,555)
Change in fair value of contingent consideration	1,765	255	2,808	1,955
Contingent consideration, end of period	$13,110	$14,700	$13,110	$14,700
The following financial instruments are recorded at their carrying amount (in thousands):

	As of June 30, 2023		As of December 31, 2022
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,945	$336,191	$476,070	$393,236
Total liabilities	$403,945	$336,191	$476,070	$393,236
(1)Included in current portion of notes payable and notes payable, net of current portion within the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component was based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of June 30, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $403.9 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component was based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2023, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2023, the Company was in compliance with the covenants under the Credit Facilities.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of June 30, 2023, the Company was in compliance with these amended covenants under the Amendment.
In June 2023, the Company entered into a third amendment to the First Lien Credit Agreement which, amongst other things, implements certain changes in the reference rate from the Eurocurrency Base Rate to the Secured Overnight Financing Rate (as defined in the First Lien Credit Agreement).
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of June 30, 2023, the Company had drawn down $40.0 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024. As of June 30, 2023, the Company was in compliance with the covenants under the Receivables Financing Agreement.
As of June 30, 2023, the Company had drawn down $40.0 million under this facility for general corporate and working capital purposes.
10 – COMMITMENTS AND CONTINGENCIES
Legal Matters

The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
11 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan") provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company's common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 19,983,145 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2023, an additional 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$19	$13	$35	$151
Sales and marketing	952	646	1,683	2,409
General and administrative	32,065	11,292	39,261	24,874
Total stock-based compensation	$33,036	$11,951	$40,979	$27,434
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
CEO and IPO PSU Cancellations; Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, the Board approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives on August 2, 2021. As a result, the Company recognized $27.5 million of stock-based compensation expense during the three and six months ended June 30, 2023 related to the cancellations.
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
If the Adjusted EBITDA goal is not achieved, then the Performance Shares instead will become eligible to be earned based on the achievement of a stock price goal of $18.00 per share (the "Stock Price Goal") for the period beginning on January 1, 2024 and ending on August 2, 2031. If the Stock Price Goal is achieved, the earned Performance Shares will vest on the later of March 31, 2024 or the date on which the Stock Price Goal is achieved.
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
For RSUs, PSUs, and Performance Shares, the compensation expense is recognized on a straight-line basis over the vesting schedule and on an accelerated basis over the tranche's requisite service period, respectively. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its PSUs and Performance Shares as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.

A summary of the time-based restricted stock unit activity during the six months ended June 30, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,923,835	$6.73
Granted	3,298,370	3.69
Vested	(290,149)	6.89
Forfeited	(177,544)	9.01
Outstanding at June 30, 2023	8,754,512	$5.52
As of June 30, 2023, the Company had $33.1 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.98 years.
A summary of the performance-based restricted stock unit activity during the six months ended June 30, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,714,242	$12.59
Modified	(1,037,728)	15.13
Granted	—	—
Vested	—	—
Forfeited or cancelled	(3,676,514)	11.87
Outstanding at June 30, 2023	—	$—
As of June 30, 2023, the Company had no unrecognized stock-based compensation expense related to unvested performance-based units.
A summary of the performance-based restricted share activity during the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,037,728	15.58
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2023	1,037,728	$15.58
As of June 30, 2023, the Company had $5.6 million of unrecognized stock-based compensation expense related to unvested performance-based restricted shares that is expected to be recognized over a weighted-average period of 3.08 years.
12 – INCOME TAXES
For the three months ended June 30, 2023 and 2022, the Company recorded income tax provision of $198,000 and $46,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded income tax provision of $362,000 and $198,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of June 30, 2023, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.

13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended June 30, 2023 and 2022, the Company recorded expenses associated with such services of $1.7 million and $1.9 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded expenses associated with such services of $2.7 million and $3.6 million, respectively. Amounts payable to the third party as of June 30, 2023 and December 31, 2022 was $1.2 million and $0.4 million, respectively.
14 – EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share ("EPS") attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units and performance shares are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(30,166)	$(133,134)	$(41,096)	$(142,094)

Weighted-average common shares outstanding—basic	123,027,759	118,211,168	122,864,345	118,051,090
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	123,027,759	118,211,168	122,864,345	118,051,090

Earnings (loss) per share
Basic and diluted	$(0.25)	$(1.13)	$(0.33)	$(1.20)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units and performance shares	9,792,240	12,207,398	9,792,240	12,207,398
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
A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the accompanying condensed consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs
Balance at December 31, 2022	$135	$2,953
Net additions charged to expense	—	—
Cash payments against reserve	(116)	(2,844)
Balance at June 30, 2023	$19	$109

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”), on March 16, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Our revenue decreased by 14.4% and 23.4% for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022, respectively, and was $171.5 million and $324.7 million for the three and six months ended June 30, 2023, respectively, down from $200.3 million and $424.0 million for the three and six months ended

June 30, 2022, respectively. We recorded a net loss of $30.2 million and $41.1 million for the three and six months ended June 30, 2023, respectively, compared to net loss of $133.1 million and $142.1 million for the three and six months ended June 30, 2022, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, political conditions and fiscal challenges in the U.S. and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. In particular, in the second quarter of 2023, we continued to experience inflationary pressure and a slowdown in consumer demand. These challenging macroeconomic pressures have resulted in a decline in our revenue in the first half of 2023 compared to the prior year period. If these macroeconomic trends continue through the remainder of fiscal year end 2023, we could experience lower revenue and margins as compared to the corresponding prior year period.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.0 million and $1.8 million for the three months ended June 30, 2023, and 2022, respectively, and $5.2 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.
Goodwill Impairment
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocation when our Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
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
Total Other Income (Expense)
Total other expense consists of interest expense and other income (expense), net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated comprehensive income (loss) prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income (expense), net also consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$171,512	$200,270	$(28,758)	(14.4)%	$324,673	$423,980	$(99,307)	(23.4)%
Cost of revenue	108,181	126,829	(18,648)	(14.7)%	205,919	267,895	(61,976)	(23.1)%
Gross profit	63,331	73,441	(10,110)	(13.8)%	118,754	156,085	(37,331)	(23.9)%
Operating expenses:
Sales and marketing	27,915	42,051	(14,136)	(33.6)%	49,990	76,905	(26,915)	(35.0)%
General and administrative	52,371	31,436	20,935	66.6%	79,050	72,152	6,898	9.6%
Amortization of intangible assets	8,888	8,888	—	—%	17,777	17,777	—	—%
Change in fair value of contingent consideration	1,765	255	1,510	592.2%	2,808	1,955	853	43.6%
Goodwill impairment	—	111,485	(111,485)	(100.0)%	—	111,485	(111,485)	(100.0)%
Total operating expense	90,939	194,115	(103,176)	(53.2)%	149,625	280,274	(130,649)	(46.6)%
Loss from operations	(27,608)	(120,674)	93,066	(77.1)%	(30,871)	(124,189)	93,318	(75.1)%
Other income (expense):
Interest expense	(7,810)	(7,064)	(746)	(10.6)%	(15,891)	(12,901)	(2,990)	(23.2)%
Other income (expense), net	5,450	(5,350)	10,800	201.9%	6,028	(4,806)	10,834	225.4%
Total other expense	(2,360)	(12,414)	10,054	81.0%	(9,863)	(17,707)	7,844	44.3%
Loss before provision for income taxes	(29,968)	(133,088)	103,120	(77.5)%	(40,734)	(141,896)	101,162	(71.3)%
Provision for income taxes	198	46	152	330.4%	362	198	164	82.8%
Net loss	$(30,166)	$(133,134)	$102,968	(77.3)%	$(41,096)	$(142,094)	$100,998	(71.1)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$93,133	$117,680	$(24,547)	(20.9)%
Consumables	34,900	42,097	(7,197)	(17.1)%
Accessories	43,479	40,493	2,986	7.4%
Total Revenue	$171,512	$200,270	$(28,758)	(14.4)%
Revenue decreased by $28.8 million, or 14.4%, to $171.5 million for the three months ended June 30, 2023 compared to $200.3 million for the three months ended June 30, 2022. The decrease was driven by lower average selling prices for grills and consumables in addition to lower unit volume for consumables, partially offset by increased accessory revenue.
Revenue from our grills decreased by $24.5 million, or 20.9%, to $93.1 million for the three months ended June 30, 2023 compared to $117.7 million for the three months ended June 30, 2022. The decrease was primarily driven by lower average selling prices in addition to decreased unit volumes.

Revenue from our consumables decreased by $7.2 million, or 17.1%, to $34.9 million for the three months ended June 30, 2023 compared to $42.1 million for the three months ended June 30, 2022. The decrease was driven by lower unit volumes in addition to decreased average selling prices.
Revenue from our accessories increased by $3.0 million, or 7.4%, to $43.5 million for the three months ended June 30, 2023 compared to $40.5 million for the three months ended June 30, 2022. The increase was driven primarily by increased average selling prices for Traeger branded accessories, along with increased revenue due to sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$63,331	$73,441	$(10,110)	(13.8)%
Gross margin (Gross profit as a percentage of revenue)	36.9%	36.7%
Gross profit decreased by $10.1 million, or 13.8%, to $63.3 million for the three months ended June 30, 2023 compared to $73.4 million for the three months ended June 30, 2022. Gross margin increased to 36.9% for the three months ended June 30, 2023 from 36.7% for the three months ended June 30, 2022. The increase in gross margin was driven primarily by favorability from freight costs and foreign exchange rates, offset by increased dilution.
Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$27,915	$42,051	$(14,136)	(33.6)%
As a percentage of revenue	16.3%	21.0%
Sales and marketing expense decreased by $14.1 million, or 33.6%, to $27.9 million for the three months ended June 30, 2023 compared to $42.1 million for the three months ended June 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 16.3% for the three months ended June 30, 2023 from 21.0% for the three months ended June 30, 2022. The decrease in sales and marketing expense was driven by reduced investments in advertising costs for brand awareness, demand, and conversion, and lower costs for commissions and travel related expenses related to decreased sales in commissionable channels.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$52,371	$31,436	$20,935	66.6%
As a percentage of revenue	30.5%	15.7%
General and administrative expense increased by $20.9 million, or 66.6%, to $52.4 million for the three months ended June 30, 2023 compared to $31.4 million for the three months ended June 30, 2022. As a percentage of revenue, general and administrative expense increased to 30.5% for the three months ended June 30, 2023 from 15.7% for the three months ended June 30, 2022. The increase in general and administrative expense was driven by higher stock-based compensation expense of $32.1 million primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs, as well as higher costs for professional fees. The increases were partially offset by lower employee related costs.
Amortization of Intangible Assets

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,888	$8,888	$—	—%
As a percentage of revenue	5.2%	4.4%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, remained flat at $8.9 million for the three months ended June 30, 2023 compared to $8.9 million for the three months ended June 30, 2022.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$1,765	$255	$1,510	592.2%
As a percentage of revenue	1.0%	0.1%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $1.5 million, or 592.2%, to $1.8 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. The change in fair value was primarily driven by a shorter discount period.
Goodwill Impairment

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Goodwill impairment	$—	$111,485	$(111,485)	(100.0)%
As a percentage of revenue	—%	55.7%
The Company recorded no goodwill impairment for the three months ended June 30, 2023 compared to $111.5 million non-cash goodwill impairment for the three months ended June 30, 2022, which was primarily attributable to the adverse impacts from macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.
Total Other Income (Expense)

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(7,810)	$(7,064)	$(746)	(10.6)%
Other income (expense), net	5,450	(5,350)	10,800	201.9%
Total other expense	$(2,360)	$(12,414)	$10,054	81.0%
As a percentage of revenue	(1.4)%	(6.2)%
Total other expense decreased by $10.1 million, or 81.0%, to $2.4 million for the three months ended June 30, 2023 compared to $12.4 million for the three months ended June 30, 2022. This decrease was primarily due to the realized and unrealized gains from our interest rate swap, partially offset by increased interest expense on our First Lien Term Loan Facility.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$182,871	$268,111	$(85,240)	(31.8)%
Consumables	64,945	81,748	(16,803)	(20.6)%
Accessories	76,857	74,121	2,736	3.7%
Total Revenue	$324,673	$423,980	$(99,307)	(23.4)%
Revenue decreased by $99.3 million, or 23.4%, to $324.7 million for the six months ended June 30, 2023 compared to $424.0 million for the six months ended June 30, 2022. The decrease was driven by lower unit volume and lower average selling prices for grills and consumables. Accessories revenue benefited from increased revenue due to sales of MEATER smart thermometers.
Revenue from our grills decreased by $85.2 million, or 31.8%, to $182.9 million for the six months ended June 30, 2023 compared to $268.1 million for the six months ended June 30, 2022. The decrease was primarily driven by lower unit volume and lower average selling prices.
Revenue from our consumables decreased by $16.8 million, or 20.6%, to $64.9 million for the six months ended June 30, 2023 compared to $81.7 million for the six months ended June 30, 2022. The decrease was driven by reduced unit volume of wood pellets and other consumables.
Revenue from our accessories increased by $2.7 million, or 3.7%, to $76.9 million for the six months ended June 30, 2023 compared to $74.1 million for the six months ended June 30, 2022. The increase was driven primarily by increased revenue due to sales of MEATER smart thermometers.
Gross Profit

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$118,754	$156,085	$(37,331)	(23.9)%
Gross margin (Gross profit as a percentage of revenue)	36.6%	36.8%
Gross profit decreased by $37.3 million, or 23.9%, to $118.8 million for the six months ended June 30, 2023 compared to $156.1 million for the six months ended June 30, 2022. Gross margin decreased to 36.6% for the six months ended June 30, 2023 from 36.8% for the six months ended June 30, 2022. The decrease in gross margin was driven primarily by lower average selling prices and increased dilution, partially offset by freight costs and foreign exchange rates.
Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$49,990	$76,905	$(26,915)	(35.0)%
As a percentage of revenue	15.4%	18.1%
Sales and marketing expense decreased by $26.9 million, or 35.0%, to $50.0 million for the six months ended June 30, 2023 compared to $76.9 million for the six months ended June 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 15.4% for the six months ended June 30, 2023 from 18.1% for the six months ended June 30, 2022. The decrease in sales and marketing expense was driven by a decrease in advertising costs, commissions and other employee expenses, travel related expenses, and professional fees.
General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$79,050	$72,152	$6,898	9.6%
As a percentage of revenue	24.3%	17.0%
General and administrative expense increased by $6.9 million, or 9.6%, to $79.1 million for the six months ended June 30, 2023 compared to $72.2 million for the six months ended June 30, 2022. As a percentage of revenue, general and administrative expense increased to 24.3% for the six months ended June 30, 2023 from 17.0% for the six months ended June 30, 2022. The increase in general and administrative expense was driven by higher stock-based compensation expense of $39.3 million primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs, as well as losses on the disposal of property, plant and equipment, partially offset by lower professional fees and employee related costs.
Amortization of Intangible Assets

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$17,777	$17,777	$—	—%
As a percentage of revenue	5.5%	4.2%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, remained flat at $17.8 million for the six months ended June 30, 2023 compared to $17.8 million for the six months ended June 30, 2022.
Change in Fair Value of Contingent Consideration

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$2,808	$1,955	$853	43.6%
As a percentage of revenue	0.9%	0.5%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased $0.9 million, or 43.6%, to $2.8 million for the six months ended June 30, 2023 compared to $2.0 million for the six months ended June 30, 2022. The change in fair value was primarily driven by a shorter discount period.
Goodwill Impairment

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Goodwill impairment	$—	$111,485	$(111,485)	(100.0)%
As a percentage of revenue	—%	26.3%
The Company recorded no goodwill impairment for the six months ended June 30, 2023 compared to $111.5 million non-cash goodwill impairment for the six months ended June 30, 2022 which was primarily attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.
Total Other Income (Expense)

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(15,891)	$(12,901)	$(2,990)	(23.2)%
Other income (expense), net	6,028	(4,806)	10,834	225.4%
Total other expense	$(9,863)	$(17,707)	$7,844	44.3%
As a percentage of revenue	(3.0)%	(4.2)%
Total other expense decreased by $7.8 million, or 44.3%, to $9.9 million for the six months ended June 30, 2023 compared to $17.7 million for the six months ended June 30, 2022. This decrease was primarily due to the realized and unrealized gains from our interest rate swap, partially offset by increased interest expense on our First Lien Term Loan Facility.
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
As of June 30, 2023, we had cash and cash equivalents of $14.5 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $15.2 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2023, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $40.0 million on the Receivables Financing Agreement. As of June 30, 2023, the total principal amount outstanding under our First Lien Term Loan Facility was $403.9 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$25,856	$(30,050)
Net cash used in investing activities	(6,627)	(12,727)
Net cash provided by (used in) financing activities	(56,288)	39,640
Net decrease in cash, cash equivalents and restricted cash	$(37,059)	$(3,137)
Cash Flow from Operating Activities

During the six months ended June 30, 2023, net cash provided by operating activities consisted of a net loss of $41.1 million and non-cash adjustments to net loss of $68.1 million, partially offset by net changes in operating assets and liabilities of $1.1 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $7.5 million, amortization of intangible assets of $21.4 million, stock-based compensation of $41.0 million, and unrealized gains on derivative contracts of $2.1 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2023 was primarily due to an increase in accounts receivable of $41.0 million, partially offset by a decrease in inventories of $55.7 million and a decrease in accounts payable and accrued expenses of $14.2 million.
During the six months ended June 30, 2022, net cash used in operating activities consisted of net loss of $142.1 million and non-cash adjustments to net loss of $169.8 million, partially offset by net changes in operating assets and liabilities of $57.8 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $6.0 million, amortization of intangible assets of $21.3 million, stock-based compensation of $27.4 million, goodwill impairment of $111 million, and unrealized losses on derivative contracts of $2.9 million. The decrease in net cash from net changes in operating assets and liabilities during the six months ended June 30, 2022 was primarily due to an increase in accounts receivable of $18.7 million and an increase in inventories of $17.8 million, partially offset by a decrease in accounts payable and accrued expenses of $19.0 million.
Cash Flow from Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $6.6 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $8.9 million primarily related to the purchase of tooling equipment, and internal-use software and website development costs, partially offset from the sale of property, plant, and equipment of $2.5 million.
During the six months ended June 30, 2022, net cash used in investing activities was $12.7 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $12.4 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
Cash Flow from Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $56.3 million. The cash flow used was driven primarily by net repayments on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $43.7 million, as well as the payment of our acquisition related contingent consideration of $12.2 million.
During the six months ended June 30, 2022, net cash provided by financing activities was $39.6 million. The cash flow provided was driven primarily by net borrowings on our line of credit under the Revolving Credit Facility and Receivables Financing Agreement of $36.7 million for general corporate and working capital purposes, as well as the borrowings under the delayed draw term loan of $12.5 million.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, we borrowed $25.0 million under the delayed draw term loan, for purposes of financing our earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of June 30, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $403.9 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2023, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2023, we were in compliance with the covenants under the Credit Facilities.
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. As of June 30, 2023, we would have been in compliance with these amended covenants under the Amendment.
In June 2023, we entered into a third amendment to the First Lien Credit Agreement which, amongst other things, implements certain changes in the reference rate from the Eurocurrency Base Rate to the Secured Overnight Financing Rate (as defined in the First Lien Credit Agreement).
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of June 30, 2023, we had drawn down $40.0 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024. As of June 30, 2023, we were in compliance with the covenants under the Receivables Financing Agreement.
As of June 30, 2023, we had drawn down $40.0 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2023 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, due to the existence of a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, we identified a material weakness in our internal controls over financial reporting related to the Company’s controls related to the accurate accounting and reporting of transactions subject to ASC 815 Derivatives and Hedging, which did not operate effectively to identify a misstatement within the condensed consolidated financial statements.
Remediation Plan of Previously Disclosed Material Weakness
In order to remediate the material weakness, the Company’s management plans to enhance the design of its control activity over the preparation of other comprehensive income (loss) within the consolidated statement of operations and other comprehensive income (loss). The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factor disclosed below there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Risks Related to Our Common Stock
We have identified a material weakness in our internal control over financial reporting, and we cannot provide assurances that the material weakness will be effectively remediated or that additional weaknesses will not occur in the future.
During the preparation of our unaudited condensed consolidated financial statements for the period ended June 30, 2023, our internal controls over evaluating and assessing guidance in accordance within ASC 815 Derivatives and Hedging did not detect an error related to the treatment of amounts within AOCI upon cash flow hedge dedesignation during the period ending March 31, 2023 which resulted in an misstatement of the unaudited condensed consolidated financial statements for that period. As a result of the misstatement we identified a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal controls over financial reporting did not detect the omission of an adjustment to comprehensive income (loss) associated with the change in cash flow hedge during the period ending March 31, 2023; however, management identified this error through financial reporting controls when preparing the financial statements for the period ending June 30, 2023. This control deficiency resulted in the restatement of the Company’s unaudited consolidated financial statements contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
To remediate the material weakness in the Company’s internal control over financial reporting, the Company plans to initiate a remediation plan that includes: (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel, and (iii) enhancing documentation and financial statement preparation process, specifically including updates to accounting policies for derivatives and hedge instruments. to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) Not applicable.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 13, 2023.	10-Q	05/10/23	10.1

10.2	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.				*

10.3
Amendment No. 3 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 2, 2023.
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