Form 10-Q
period 2023-09-30
Traeger, Inc.
filed 2023-11-09
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 3, 2023, there were 125,809,285 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, the ability of our stockholders to influence corporate matters, our ability to successfully remediate the material weakness in our internal control over financial reporting in an appropriate and timely manner or at all, and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023, as updated by Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,280	$39,055
Restricted cash	—	12,500
Accounts receivable, net	50,996	42,050
Inventories	101,891	153,471
Prepaid expenses and other current assets	35,051	27,162
Total current assets	199,218	274,238
Property, plant, and equipment, net	55,232	55,510
Operating lease right-of-use assets	11,922	13,854
Goodwill	74,725	74,725
Intangible assets, net	481,155	512,858
Other non-current assets	14,468	15,530
Total assets	$836,720	$946,715
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,028	$29,841
Accrued expenses	40,682	52,295
Line of credit	25,000	11,709
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,772	5,185
Current portion of contingent consideration	10,810	12,157
Other current liabilities	1,726	1,470
Total current liabilities	108,268	112,907
Notes payable, net of current portion	397,009	468,108
Operating leases liabilities, net of current portion	8,418	9,001
Contingent consideration, net of current portion	—	10,590
Deferred tax liability	10,373	10,370
Other non-current liabilities	879	870
Total liabilities	524,947	611,846
Commitments and contingencies—See Note 10
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 125,658,970 and 122,624,414 as of September 30, 2023 and December 31, 2022	13	12
Additional paid-in capital	929,249	882,069
Accumulated deficit	(630,832)	(570,475)
Accumulated other comprehensive income	13,343	23,263
Total stockholders' equity	311,773	334,869
Total liabilities and stockholders' equity	$836,720	$946,715
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$117,730	$93,788	$442,403	$517,768
Cost of revenue	73,064	68,710	278,983	336,605
Gross profit	44,666	25,078	163,420	181,163
Operating expenses:
Sales and marketing	25,913	25,496	75,903	102,401
General and administrative	24,823	70,485	103,873	142,637
Amortization of intangible assets	8,889	8,889	26,666	26,666
Change in fair value of contingent consideration	(2,300)	1,820	508	3,775
Restructuring costs	225	8,036	225	8,036
Goodwill impairment	—	110,837	—	222,322
Total operating expense	57,550	225,563	207,175	505,837
Loss from operations	(12,884)	(200,485)	(43,755)	(324,674)
Other income (expense):
Interest expense	(7,517)	(7,337)	(23,408)	(20,238)
Other income (expense), net	1,992	(3,545)	8,020	(8,351)
Total other expense	(5,525)	(10,882)	(15,388)	(28,589)
Loss before provision (benefit) for income taxes	(18,409)	(211,367)	(59,143)	(353,263)
Provision (benefit) for income taxes	852	(225)	1,214	(27)
Net loss	$(19,261)	$(211,142)	$(60,357)	$(353,236)
Net loss per share, basic and diluted	$(0.16)	$(1.76)	$(0.49)	$(2.98)
Weighted average common shares outstanding, basic and diluted	124,053,643	119,924,371	123,265,134	118,682,379
Other comprehensive income (loss):
Foreign currency translation adjustments	$(27)	$(67)	$(24)	$(58)
Change in cash flow hedge	—	12,285	(2,088)	24,609
Amortization of dedesignated cash flow hedge	(2,666)	—	(7,808)	—
Total other comprehensive income (loss)	(2,693)	12,218	(9,920)	24,551
Comprehensive loss	$(21,954)	$(198,924)	$(70,277)	$(328,685)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2023 and 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525
Issuance of common stock under stock plan	1,698,188	1	—	—	—	1
Stock-based compensation	—	—	6,201	—	—	6,201
Net loss	—	—	—	(19,261)	—	(19,261)
Foreign currency translation adjustments	—	—	—	—	(27)	(27)
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,666)	(2,666)
Balance at September 30, 2023	125,658,970	$13	$929,249	$(630,832)	$13,343	$311,773

Balance at June 30, 2022	118,211,775	$12	$821,806	$(330,411)	$12,247	$503,654
Issuance of common stock under stock plan	4,375,618	—	—	—	—	—
Stock-based compensation	—	—	53,253	—	—	53,253
Net loss	—	—	—	(211,142)	—	(211,142)
Foreign currency translation adjustments	—	—	—	—	(67)	(67)
Change in cash flow hedge	—	—	—	—	12,285	12,285
Balance at September 30, 2022	122,587,393	$12	$875,059	$(541,553)	$24,465	$357,983

	Nine Months Ended September 30, 2023 and 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's and Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	3,034,556	1	—	—	—	1
Stock-based compensation	—	—	47,180	—	—	47,180
Net loss	—	—	—	(60,357)	—	(60,357)
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(7,808)	(7,808)
Balance at September 30, 2023	125,658,970	$13	$929,249	$(630,832)	$13,343	$311,773

Balance at December 31, 2021	117,547,916	$12	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	5,045,003	—	—	—	—	—
Shares withheld related to net share settlement	(5,526)	—	(41)	—	—	(41)
Stock-based compensation	—	—	80,687	—	—	80,687
Net loss	—	—	—	(353,236)	—	(353,236)
Foreign currency translation adjustments	—	—	—	—	(58)	(58)
Change in cash flow hedge	—	—	—	—	24,609	24,609
Balance at September 30, 2022	122,587,393	$12	$875,059	$(541,553)	$24,465	$357,983
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,357)	$(353,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	11,204	9,703
Amortization of intangible assets	32,074	32,025
Amortization of deferred financing costs	1,519	1,468
Loss on disposal of property, plant and equipment	2,262	707
Stock-based compensation expense	47,180	80,687
Bad debt expense	153	(317)
Unrealized loss (gain) on derivative contracts	(2,689)	4,567
Amortization of dedesignated cash flow hedge	(7,808)	—
Change in fair value of contingent consideration	288	495
Goodwill impairment	—	222,322
Restructuring costs	—	1,419
Other non-cash adjustments	(15)	—
Change in operating assets and liabilities:
Accounts receivable, net	(9,099)	58,874
Inventories	51,580	(14,845)
Prepaid expenses and other current assets	(6,077)	(7,118)
Other non-current assets	(393)	64
Accounts payable and accrued expenses	(15,467)	(42,838)
Other non-current liabilities	4	22
Net cash provided by (used in) operating activities	44,359	(6,001)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(15,678)	(15,128)
Capitalization of patent costs	(373)	(403)
Proceeds from sale of property, plant, and equipment	2,925	—
Net cash used in investing activities	(13,126)	(15,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	103,100	166,978
Repayments on line of credit	(161,809)	(156,666)
Proceeds from long-term debt	—	12,500
Repayments of long-term debt	(188)	—
Principal payments on finance lease obligations	(386)	(355)
Payments of acquisition related contingent consideration	(12,225)	(9,275)
Taxes paid related to net share settlement of equity awards	—	(41)
Net cash provided by (used in) financing activities	(71,508)	13,141
Net decrease in cash, cash equivalents and restricted cash	(40,275)	(8,391)
Cash, cash equivalents and restricted cash at beginning of period	51,555	16,740
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,280	$8,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30,243	$18,403
Cash paid for income taxes	$2,449	$2,250
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$451	$952
Property, plant, and equipment included in accounts payable and accrued expenses	$2,152	$15,512
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	14%	14%	18%	15%
Customer B	20%	5%	18%	18%
Customer C	8%	17%	12%	17%
As of September 30, 2023, customers A, B, C, and D accounted for a significant portion of trade accounts receivable of 18%, 28%, 5%, and 13% compared to 31%, 20%, 8%, and 4% as of December 31, 2022. Concentrations of credit risk exist to the extent credit terms are extended with these four large customers. A business failure on the part of any one of the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2023 and 2022, respectively. Additionally, no other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2023 or December 31, 2022.
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
3 – REVENUE
The following tables disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2023	2022	2023	2022
Grills	$56,573	$38,994	$239,444	$307,105
Consumables	25,385	25,151	90,330	106,899
Accessories	35,772	29,643	112,629	103,764
Total revenue	$117,730	$93,788	$442,403	$517,768

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2023	2022	2023	2022
North America	$102,125	$82,638	$399,280	$477,338
Rest of world	15,605	11,150	43,123	40,430
Total revenue	$117,730	$93,788	$442,403	$517,768

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2023	2022	2023	2022
Retail	$91,764	$68,060	$359,726	$433,001
Direct to consumer	25,966	25,728	82,677	84,767
Total revenue	$117,730	$93,788	$442,403	$517,768
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$63,509	$56,822
Allowance for expected credit losses	(899)	(867)
Reserve for returns, discounts and allowances	(11,614)	(13,905)
Total accounts receivable, net	$50,996	$42,050
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,655	$7,110
Work in process	9,078	12,155
Finished goods	86,158	134,206
Inventories	$101,891	$153,471
Included within inventories are adjustments of $1.5 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively, to record inventory to net realizable value.
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrual for inventories in-transit	$5,441	$7,987
Warranty accrual	7,171	7,368
Accrued compensation and bonus	5,730	4,499
Other	22,340	32,441
Accrued expenses	$40,682	$52,295
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warranty accrual, beginning of period	$7,486	$8,647	$7,368	$8,326
Warranty claims	(2,435)	(2,239)	(6,015)	(6,327)
Warranty costs accrued	2,120	877	5,818	5,286
Warranty accrual, end of period	$7,171	$7,285	$7,171	$7,285
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
The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	September 30, 2023	December 31, 2022
Gross Asset Fair Value	$24,246	$23,410
Gross Liability Fair Value	—	—
Net Asset Fair Value	$24,246	$23,410
For the three and nine months ended September 30, 2023, as a result of the discontinued cash flow hedge accounting treatment, realized and unrealized gains from the interest rate swap were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss and the amortization of the amounts recorded within AOCI were recorded within interest expense. For the three and nine months ended September 30, 2022, realized losses and unrealized gains from the interest rate swap were recorded in interest expense and other comprehensive loss, respectively, within the accompanying condensed consolidated statements of operations and comprehensive loss.
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
The Company had outstanding foreign currency contracts as of September 30, 2023 and December 31, 2022. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2023	December 31, 2022
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	1,236	1,001
Net Fair Value	$1,236	$1,001
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized losses	$(804)	$(964)	$(2,484)	$(250)
Unrealized gains (losses)	410	(1,703)	(279)	(4,567)
Total losses	$(394)	$(2,667)	$(2,763)	$(4,817)
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2023	As of December 31, 2022
Assets:
Derivative assets—interest rate swap contract (1)	2	$24,246	$23,410
Total assets		$24,246	$23,410

Liabilities:
Derivative liabilities—foreign currency contracts (2)	2	$1,236	$1,001
Contingent consideration—earn out (3)	3	10,810	22,747
Total liabilities		$12,046	$23,748
(1)Included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.
(2)Included in other current liabilities in the accompanying condensed consolidated balance sheets.
(3)Included in current and non-current contingent consideration in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2023 and December 31, 2022, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following table presents the fair value contingent consideration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contingent consideration, beginning of period	$13,110	$14,700	$22,747	$25,300
Payments of contingent consideration	—	—	(12,445)	(12,555)
Change in fair value of contingent consideration	(2,300)	1,820	508	3,775
Contingent consideration, end of period	$10,810	$16,520	$10,810	$16,520
The following table reconciles the changes in fair value of contingent consideration and payments of contingent consideration to the accompanying condensed consolidated statement of cash flows and condensed consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2023	2022
Total payment of contingent consideration	$12,445	$12,555
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(220)	(3,280)
Acquisition date fair value of contingent consideration (2)	$12,225	$9,275

Change in fair value of contingent consideration (3)	$508	$3,775
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(220)	(3,280)
Net change in fair value of contingent consideration (4)	$288	$495
(1)Included in the change in fair value of contingent consideration as an operating activity in the accompanying condensed consolidated statement of cash flows.
(2)Agrees to the payments of acquisition related contingent consideration as a financing activity within the accompanying condensed consolidated statement of cash flows.
(3)Agrees to the change in fair value of contingent consideration in the accompanying condensed consolidated statement of operations and comprehensive loss.
(4)Agrees to the change in fair value of contingent consideration as an operating activity in the accompanying condensed consolidated statement of cash flows.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of September 30, 2023		As of December 31, 2022
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,883	$367,937	$476,070	$393,236
Total liabilities	$403,883	$367,937	$476,070	$393,236
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component was based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of September 30, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $403.9 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component was based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2023, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2023, the Company was in compliance with the covenants under the Credit Facilities.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. The Covenant Amendment Period ended on June 30, 2023.
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
On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of September 30, 2023, the Company had drawn down $25.0 million under this facility for general corporate and working capital purposes. The Company is required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The facility is set to terminate on June 29, 2024. As of September 30, 2023, the Company was in compliance with the covenants under the Receivables Financing Agreement.
On November 8, 2023, the Company entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and allows for seasonal adjustments, at the discretion of the Company, to change the capacity anywhere between $30.0 million and $75.0 million. The Company is required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%.
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
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$20	$34	$55	$185
Sales and marketing	1,386	603	3,068	3,012
General and administrative	4,795	52,616	44,057	77,490
Total stock-based compensation	$6,201	$53,253	$47,180	$80,687
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
CEO and IPO PSU Cancellations; Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, the Board approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives on August 2, 2021. As a result, the Company recognized $27.5 million of stock-based compensation expense during the nine months ended September 30, 2023 related to the cancellations.
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
A summary of the time-based restricted stock unit activity during the nine months ended September 30, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,923,835	$6.73
Granted	4,587,718	4.05
Vested	(1,988,337)	7.78
Forfeited	(247,091)	7.75
Outstanding at September 30, 2023	8,276,125	$4.95
As of September 30, 2023, the Company had $33.5 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.99 years.
A summary of the performance-based restricted stock unit activity during the nine months ended September 30, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,714,242	$12.59
Modified	(1,037,728)	15.13
Granted	—	—
Vested	—	—
Forfeited or cancelled	(3,676,514)	11.87
Outstanding at September 30, 2023	—	$—

As of September 30, 2023, the Company had no unrecognized stock-based compensation expense related to unvested performance-based units.
A summary of the performance-based restricted share activity during the nine months ended September 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,037,728	15.58
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2023	1,037,728	$15.58
As of September 30, 2023, the Company had $5.1 million of unrecognized stock-based compensation expense related to unvested performance-based restricted shares that is expected to be recognized over a weighted-average period of 2.83 years.
12 – INCOME TAXES
For the three months ended September 30, 2023 and 2022, the Company recorded income tax provision and benefit of $852,000 and $225,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded income tax provision and benefit of $1,214,000 and $27,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2023, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended September 30, 2023 and 2022, the Company recorded expenses associated with such services of $1.7 million and $1.4 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded expenses associated with such services of $4.4 million and $5.0 million, respectively. Amounts payable to the third party as of September 30, 2023 and December 31, 2022 was $1.1 million and $0.4 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(19,261)	$(211,142)	$(60,357)	$(353,236)

Weighted-average common shares outstanding—basic	124,053,643	119,924,371	123,265,134	118,682,379
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	124,053,643	119,924,371	123,265,134	118,682,379

Earnings (loss) per share
Basic and diluted	$(0.16)	$(1.76)	$(0.49)	$(2.98)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units and performance shares	9,313,853	10,486,780	9,313,853	10,486,780
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
A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the accompanying condensed consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs
Balance at December 31, 2022	$135	$2,953
Net additions charged to expense	—	225
Cash payments against reserve	(135)	(3,178)
Balance at September 30, 2023	$—	$—

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
Our revenue increased by 25.5% and decreased by 14.6% for the three and nine months ended September 30, 2023, respectively, as compared to the three and nine months ended September 30, 2022, respectively, and was $117.7 million and $442.4 million for the three and nine months ended September 30, 2023, respectively, up from $93.8 million and down from

$517.8 million for the three and nine months ended September 30, 2022, respectively. We recorded a net loss of $19.3 million and $60.4 million for the three and nine months ended September 30, 2023, respectively, compared to net loss of $211.1 million and $353.2 million for the three and nine months ended September 30, 2022, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. While our revenue increased in the three months ended September 30, 2023, as compared to the prior year period, we believe these challenging macroeconomic pressures and uncertainties have resulted in decreased discretionary consumer spending, particularly for durable goods, and therefore contributed to an overall decline in our revenue for the nine months ended September 30, 2023, compared to the prior year period. For example, we experienced a mid double digit percentage decline in demand for grills and a low double digit percentage decline in demand for consumables, as measured by unit volume, in the nine months ended September 30, 2023, compared to the prior year period. We expect these macroeconomic trends to continue through the remainder of fiscal year end 2023, which could result in continued pressure on our revenue and results of operations.
Supply chain constraints have led to higher product component and freight costs, which have increased our cost of revenues relative to historical rates. While we experienced a decline in excess of 60% in our inbound freight container rates for the three months ended September 30, 2023, as compared to the prior year period, we believe if supply chain challenges worsen in the future, we will observe increases in our cost of revenues which could continue to impact our operating results.
In response to these macroeconomic conditions we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, we took actions to reduce overhead expenses, execute long-term transportation contracts, enact freight surcharges, and implement operational efficiencies across our pellet mill operations. As a result of these actions, the Company expects cost savings to improve operating results in the long-term, but given the uncertainty of the current macroeconomic environment, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $2.8 million and $1.9 million for the three months ended September 30, 2023, and 2022, respectively, and $8.0 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Restructuring Costs
The Board approved the 2022 restructuring plan as part of its efforts to reduce our costs and drive long-term operational efficiencies due to challenging macroeconomic pressures. As part of the 2022 restructuring plan, we eliminated approximately 14% of our global headcount, suspended operations of Traeger Provisions, our premium frozen meal kit business, and postponed nearshoring efforts to manufacture product in Mexico. These actions and the associated costs were substantially completed and recognized in the third quarter of 2022 and the final costs were recognized during the third quarter of 2023.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(unaudited)
	(dollars in thousands)
Revenue	$117,730	$93,788	$23,942	25.5%	$442,403	$517,768	$(75,365)	(14.6)%
Cost of revenue	73,064	68,710	4,354	6.3%	278,983	336,605	(57,622)	(17.1)%
Gross profit	44,666	25,078	19,588	78.1%	163,420	181,163	(17,743)	(9.8)%
Operating expenses:
Sales and marketing	25,913	25,496	417	1.6%	75,903	102,401	(26,498)	(25.9)%
General and administrative	24,823	70,485	(45,662)	(64.8)%	103,873	142,637	(38,764)	(27.2)%
Amortization of intangible assets	8,889	8,889	—	—%	26,666	26,666	—	—%
Change in fair value of contingent consideration	(2,300)	1,820	(4,120)	(226.4)%	508	3,775	(3,267)	(86.5)%
Restructuring costs	225	8,036	(7,811)	(97.2)%	225	8,036	(7,811)	(97.2)%
Goodwill impairment	—	110,837	(110,837)	(100.0)%	—	222,322	(222,322)	(100.0)%
Total operating expense	57,550	225,563	(168,013)	(74.5)%	207,175	505,837	(298,662)	(59.0)%
Loss from operations	(12,884)	(200,485)	187,601	(93.6)%	(43,755)	(324,674)	280,919	(86.5)%
Other income (expense):
Interest expense	(7,517)	(7,337)	(180)	(2.5)%	(23,408)	(20,238)	(3,170)	(15.7)%
Other income (expense), net	1,992	(3,545)	5,537	156.2%	8,020	(8,351)	16,371	196.0%
Total other expense	(5,525)	(10,882)	5,357	49.2%	(15,388)	(28,589)	13,201	46.2%
Loss before provision (benefit) for income taxes	(18,409)	(211,367)	192,958	(91.3)%	(59,143)	(353,263)	294,120	(83.3)%
Provision (benefit) for income taxes	852	(225)	1,077	(478.7)%	1,214	(27)	1,241	(4,596.3)%
Net loss	$(19,261)	$(211,142)	$191,881	(90.9)%	$(60,357)	$(353,236)	$292,879	(82.9)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$56,573	$38,994	$17,579	45.1%
Consumables	25,385	25,151	234	0.9%
Accessories	35,772	29,643	6,129	20.7%
Total Revenue	$117,730	$93,788	$23,942	25.5%
Revenue increased by $23.9 million, or 25.5%, to $117.7 million for the three months ended September 30, 2023 compared to $93.8 million for the three months ended September 30, 2022. The increase was driven primarily by higher sales from grills and MEATER smart thermometers.

Revenue from our grills increased by $17.6 million, or 45.1%, to $56.6 million for the three months ended September 30, 2023 compared to $39.0 million for the three months ended September 30, 2022. The increase was primarily driven by an growth in excess of 60% in unit volumes, due to lower volumes in 2022 as a result of retailer destocking combined with the introduction of new product and strategic pricing actions on certain grills in 2023. The impact as a result of growth in unit volumes was partially offset by a low double digit percentage decrease in the average selling price due to a pricing change with certain retailers as part of our direct import program and strategic pricing actions on certain grills.
Revenue from our consumables increased by $0.2 million, or 0.9%, to $25.4 million for the three months ended September 30, 2023 compared to $25.2 million for the three months ended September 30, 2022. The increase was primarily driven by higher unit volume, partially offset by a mid single digit percentage reduction in average selling price. Higher unit volume was primarily driven by an increase in excess of 20% in sauces & rubs, partially offset by low single digit percentage reduction in pellet volumes. Lower average selling price was driven by launch of new lower priced sauce offering and mix shift to lower average selling price pellet offerings.
Revenue from our accessories increased by $6.1 million, or 20.7%, to $35.8 million for the three months ended September 30, 2023 compared to $29.6 million for the three months ended September 30, 2022. The increase was driven primarily by higher sales of MEATER smart thermometers as well as a low single digit percentage increase of Traeger branded accessories.
Gross Profit

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$44,666	$25,078	$19,588	78.1%
Gross margin (Gross profit as a percentage of revenue)	37.9%	26.7%
Gross profit increased by $19.6 million, or 78.1%, to $44.7 million for the three months ended September 30, 2023 compared to $25.1 million for the three months ended September 30, 2022. Gross margin increased to 37.9% for the three months ended September 30, 2023 from 26.7% for the three months ended September 30, 2022. The increase in gross margin was driven primarily by favorability from freight and logistics, certain portions of restructuring costs incurred in 2022, favorability in the MEATER smart thermometers business, and foreign exchange rates.
Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$25,913	$25,496	$417	1.6%
As a percentage of revenue	22.0%	27.2%
Sales and marketing expense increased by $0.4 million, or 1.6%, to $25.9 million for the three months ended September 30, 2023 compared to $25.5 million for the three months ended September 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 22.0% for the three months ended September 30, 2023 from 27.2% for the three months ended September 30, 2022. The decrease in sales and marketing as a percentage of revenue was primarily driven by a reduction in revenue from sales channels with associated variable costs.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$24,823	$70,485	$(45,662)	(64.8)%
As a percentage of revenue	21.1%	75.2%

General and administrative expense decreased by $45.7 million, or 64.8%, to $24.8 million for the three months ended September 30, 2023 compared to $70.5 million for the three months ended September 30, 2022. As a percentage of revenue, general and administrative expense decreased to 21.1% for the three months ended September 30, 2023 from 75.2% for the three months ended September 30, 2022. The decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $47.8 million primarily due to the accelerated vesting in the comparable period of $40.5 million of modified awards held by the CEO and certain directors.
Amortization of Intangible Assets

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$8,889	$8,889	$—	—%
As a percentage of revenue	7.6%	9.5%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, remained flat at $8.9 million for the three months ended September 30, 2023 compared to $8.9 million for the three months ended September 30, 2022.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$(2,300)	$1,820	$(4,120)	(226.4)%
As a percentage of revenue	(2.0)%	1.9%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased $4.1 million, or 226.4%, to $2.3 million for the three months ended September 30, 2023 compared to $1.8 million for the three months ended September 30, 2022. The change in fair value was primarily driven by a change in the likelihood of achieving certain performance thresholds.
Restructuring Costs

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Restructuring costs	$225	$8,036	$(7,811)	(97.2)%
As a percentage of revenue	0.2%	8.6%
Restructuring costs decreased by $7.8 million, or 97.2%, to $0.2 million for the three months ended September 30, 2023 compared to $8.0 million for the three months ended September 30, 2022. The decrease in restructuring costs was primarily due to the substantial completion of the 2022 restructuring plan and recognition of the related costs in the third quarter of 2022 compared to the recognition of the final costs related to the 2022 restructuring plan in the third quarter of 2023.
Goodwill Impairment

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Goodwill impairment	$—	$110,837	$(110,837)	(100.0)%
As a percentage of revenue	—%	118.2%
The Company recorded no goodwill impairment for the three months ended September 30, 2023 compared to $110.8 million non-cash goodwill impairment for the three months ended September 30, 2022, which was primarily attributable to the adverse impacts from macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.
Total Other Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(7,517)	$(7,337)	$(180)	(2.5)%
Other income (expense), net	1,992	(3,545)	5,537	156.2%
Total other expense	$(5,525)	$(10,882)	$5,357	49.2%
As a percentage of revenue	(4.7)%	(11.6)%
Total other expense decreased by $5.4 million, or 49.2%, to $5.5 million for the three months ended September 30, 2023 compared to $10.9 million for the three months ended September 30, 2022. This decrease was primarily due to the realized and unrealized gains from our interest rate swap, partially offset by increased interest expense on our First Lien Term Loan Facility.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$239,444	$307,105	$(67,661)	(22.0)%
Consumables	90,330	106,899	(16,569)	(15.5)%
Accessories	112,629	103,764	8,865	8.5%
Total Revenue	$442,403	$517,768	$(75,365)	(14.6)%
Revenue decreased by $75.4 million, or 14.6%, to $442.4 million for the nine months ended September 30, 2023 compared to $517.8 million for the nine months ended September 30, 2022. The decrease was driven primarily by lower sales from our grills and consumables, partially offset by higher sales of MEATER smart thermometers.
Revenue from our grills decreased by $67.7 million, or 22.0%, to $239.4 million for the nine months ended September 30, 2023 compared to $307.1 million for the nine months ended September 30, 2022. The decrease was primarily driven by a mid double digit percentage reduction in unit volume and high single digit percentage decrease in average selling price.
Revenue from our consumables decreased by $16.6 million, or 15.5%, to $90.3 million for the nine months ended September 30, 2023 compared to $106.9 million for the nine months ended September 30, 2022. The decrease was driven by a low double digit percentage reduction in unit volume and a low single digit percentage reduction in average selling price. Lower unit volume was driven by a low double digit percentage reduction in pellets and a high double digit percentage reduction in sauces and rubs. Lower average selling price was driven by a mid double digit percentage reduction in sauces and rubs and low single digit percentage in pellets.
Revenue from our accessories increased by $8.9 million, or 8.5%, to $112.6 million for the nine months ended September 30, 2023 compared to $103.8 million for the nine months ended September 30, 2022. The increase was driven primarily by higher sales of MEATER smart thermometers as well as a mid single digit percentage increase of Traeger branded accessories.
Gross Profit

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$163,420	$181,163	$(17,743)	(9.8)%
Gross margin (Gross profit as a percentage of revenue)	36.9%	35.0%
Gross profit decreased by $17.7 million, or 9.8%, to $163.4 million for the nine months ended September 30, 2023 compared to $181.2 million for the nine months ended September 30, 2022. Gross margin increased to 36.9% for the nine months ended September 30, 2023 from 35.0% for the nine months ended September 30, 2022. The increase in gross margin was driven primarily by favorability from freight and MEATER smart thermometers business, foreign exchange rates, and certain portions of restructuring costs incurred in 2022, partially offset by grill price changes and increased dilution as a result of sales channel mix.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$75,903	$102,401	$(26,498)	(25.9)%
As a percentage of revenue	17.2%	19.8%
Sales and marketing expense decreased by $26.5 million, or 25.9%, to $75.9 million for the nine months ended September 30, 2023 compared to $102.4 million for the nine months ended September 30, 2022. As a percentage of revenue, sales and marketing expense decreased to 17.2% for the nine months ended September 30, 2023 from 19.8% for the nine months ended September 30, 2022. The decrease in sales and marketing expense was driven by a decrease in advertising costs, commissions and other employee expenses, travel related expenses, and professional fees.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$103,873	$142,637	$(38,764)	(27.2)%
As a percentage of revenue	23.5%	27.5%
General and administrative expense decreased by $38.8 million, or 27.2%, to $103.9 million for the nine months ended September 30, 2023 compared to $142.6 million for the nine months ended September 30, 2022. As a percentage of revenue, general and administrative expense decreased to 23.5% for the nine months ended September 30, 2023 from 27.5% for the nine months ended September 30, 2022. The decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $33.4 million primarily due to the accelerated vesting in the comparable period of $40.5 million of modified awards held by the CEO and certain directors partially offset by the $27.5 million of current period cancellation of the unearned CEO PSUs and IPO PSUs.
Amortization of Intangible Assets

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$26,666	$26,666	$—	—%
As a percentage of revenue	6.0%	5.2%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of the Company and the July 2021 acquisition of Apption Labs, remained flat at $26.7 million for the nine months ended September 30, 2023 compared to $26.7 million for the nine months ended September 30, 2022.

Change in Fair Value of Contingent Consideration

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$508	$3,775	$(3,267)	(86.5)%
As a percentage of revenue	0.1%	0.7%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased $3.3 million, or 86.5%, to $0.5 million for the nine months ended September 30, 2023 compared to $3.8 million for the nine months ended September 30, 2022. The change in fair value was primarily driven by a change in the likelihood of achieving certain performance thresholds.
Restructuring Costs

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Restructuring costs	$225	$8,036	$(7,811)	(97.2)%
As a percentage of revenue	0.1%	1.6%
Restructuring costs decreased by $7.8 million, or 97.2%, to $0.2 million for the nine months ended September 30, 2023 compared to $8.0 million for the nine months ended September 30, 2022. The decrease in restructuring costs was primarily due to the substantial completion of the 2022 restructuring plan and recognition of the related costs in the third quarter of 2022 compared to the recognition of the final costs related to the 2022 restructuring plan in the third quarter of 2023.
Goodwill Impairment

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Goodwill impairment	$—	$222,322	$(222,322)	(100.0)%
As a percentage of revenue	—%	42.9%
The Company recorded no goodwill impairment for the nine months ended September 30, 2023 compared to $222.3 million non-cash goodwill impairment for the nine months ended September 30, 2022 which was primarily attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization.
Total Other Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(23,408)	$(20,238)	$(3,170)	(15.7)%
Other income (expense), net	8,020	(8,351)	16,371	196.0%
Total other expense	$(15,388)	$(28,589)	$13,201	46.2%
As a percentage of revenue	(3.5)%	(5.5)%
Total other expense decreased by $13.2 million, or 46.2%, to $15.4 million for the nine months ended September 30, 2023 compared to $28.6 million for the nine months ended September 30, 2022. This decrease was primarily due to the realized and unrealized gains from our interest rate swap, partially offset by increased interest expense on our First Lien Term Loan Facility.

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
As of September 30, 2023, we had cash and cash equivalents of $11.3 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $5.9 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2023, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $25.0 million on the Receivables Financing Agreement. As of September 30, 2023, the total principal amount outstanding under our First Lien Term Loan Facility was $403.9 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$44,359	$(6,001)
Net cash used in investing activities	(13,126)	(15,531)
Net cash provided by (used in) financing activities	(71,508)	13,141
Net decrease in cash, cash equivalents and restricted cash	$(40,275)	$(8,391)
Cash Flow from Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities consisted of a net loss of $60.4 million and non-cash adjustments to net loss of $84.2 million, and net changes in operating assets and liabilities of $20.5 million. Non-cash adjustments primarily consisted of depreciation of property, plant, and equipment of $11.2 million, amortization of intangible assets of $32.1 million, stock-based compensation of $47.2 million, amortization of the dedesignated cash flow hedge of $7.8 million, and unrealized gains on derivative contracts of $2.7 million. The increase in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2023 was primarily due to a decrease in inventories of $51.6 million as a result of strategic inventory management to rightsize inventory levels along with seasonality decreases, partially offset by a decrease in accounts payable and accrued expenses of $15.5 million due to the seasonality and timing of our payments and an increase in accounts receivable of $9.1 million as a result of increases in revenue.
During the nine months ended September 30, 2022, net cash used in operating activities consisted of net loss of $353.2 million and non-cash adjustments to net loss of $353.1 million, partially offset by net changes in operating assets and liabilities of $5.8 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $9.7 million, amortization of intangible assets of $32.0 million, stock-based compensation of $80.7 million, goodwill impairment of $222 million, and unrealized losses on derivative contracts of $4.6 million. The decrease in net cash from net changes in operating assets and liabilities during the nine months ended September 30, 2022 was primarily due to a decrease in accounts receivable of $58.9 million as a result of increased cash collection from seasonal revenue during the first half of the fiscal year, partially offset by an increase in inventories of $14.8 million from increased inventory spending and a decrease in accounts payable and accrued expenses of $42.8 million due to the seasonality and timing of our payments.
Cash Flow from Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $13.1 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $15.7 million primarily related to the construction in progress for our new corporate headquarters, purchase of tooling equipment, pellet mill machinery and equipment, and internal-use software and website development costs, partially offset from the sale of property, plant, and equipment of $2.9 million.
During the nine months ended September 30, 2022, net cash used in investing activities was $15.5 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $15.1 million primarily related to the purchase of tooling equipment, the purchase of wood pellet production equipment, and internal-use software and website development costs.
Cash Flow from Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities was $71.5 million. The cash flow used was driven primarily by net repayments on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $58.7 million, as well as the payment of the acquisition date fair value related to the contingent consideration of $12.2 million.
During the nine months ended September 30, 2022, net cash provided by financing activities was $13.1 million. The cash flow provided was driven primarily by net borrowings on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $10.3 million for general corporate and working capital purposes, as well as the borrowings under the delayed draw term loan of $12.5 million for the purpose of financing the earn out obligation associated with the acquisition of Apption Labs.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as described further below, the floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, we borrowed $25.0 million under the delayed draw term loan, for purposes of financing our earn out obligation. The borrowing took place prior to the expiration of the delayed draw term commitment date of December 29, 2022. As of September 30, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $403.9 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until

June 2023, as described further below, the floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2023, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2023, we were in compliance with the covenants under the Credit Facilities.
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant will be increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million will be in effect. Liquidity will be calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition shall decrease from $127.0 million to $102.0 million, and the use of certain restricted payments baskets will be reduced or eliminated entirely. The Covenant Amendment Period ended on June 30, 2023.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. The borrowing capacity fluctuates at each month end based upon the amount of eligible outstanding domestic accounts receivables to be used as collateral. As of September 30, 2023, we had drawn down $25.0 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with fixed interest on outstanding cash advances of 1.7%, a floating component based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.50%. The facility is set to terminate on June 29, 2024. As of September 30, 2023, we were in compliance with the covenants under the Receivables Financing Agreement.
On November 8, 2023, the Company entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and allows for seasonal adjustments, at the discretion of the Company, to change the capacity anywhere between $30.0 million and $75.0. million. The Company is required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023, except as indicated below, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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
As a result of sustained decreases in the Company’s publicly quoted share price, market capitalization and lower than expected operating results, the Company conducted an interim impairment analysis of its goodwill and long-lived assets. As a result of this analysis, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment during the second and third quarters of fiscal year 2022. The primary indicators of impairment were attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization. As a result of these factors, the Company's operating results were lower than expected.
The Company estimated the reporting unit's fair value under the income approach, which utilizes a discounted cash flow model, and the market approach, which utilizes the guideline company model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies.
Due to impairment indicators identified during the second and third quarters of 2022, the Company performed interim quantitative goodwill impairment tests and concluded that the carrying value of the single reporting unit exceeded its fair value and recorded $222.3 million of non-cash goodwill impairment charges for the fiscal year ended December 31, 2022. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets.
As of September 30, 2023, the Company performed a qualitative assessment of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, and therefore a quantitative impairment test was not performed. As a result, no impairment of goodwill was recorded for the period ended September 30, 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the existence of a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act as recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
Remediation Plan of Previously Disclosed Material Weakness
In order to remediate the material weakness, the Company’s management has begun to implement steps to enhance the design of its control activity over the preparation of other comprehensive income (loss) within the consolidated statement of operations and other comprehensive income (loss). The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control over Financial Reporting
Other than the remediation plan discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Other than the risk factors disclosed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended, June 30, 2023, which risk factors are incorporated herein by reference, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Use of Proceeds
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) On November 8, 2023, Traeger SPE LLC (“SPE”), Traeger Pellet Grills LLC and Traeger Pellet Grills HoldingsLLC, each a wholly owned subsidiary of Traeger, Inc. (the “Company”), entered into a ninth amendment (the “Amendment”) to that certain receivables financing agreement with MUFG Bank Ltd., as committed lender, group agent and administrative agent (“MUFG”), and the other lenders party thereto, which provides the Company with secured short-term capital financing using outstanding accounts receivable balances as collateral and is dated as of November 2, 2020, as further amended on June 29, 2021, February 18, 2022, July 20, 2022, August 19, 2022, September 21, 2022, September 30, 2022, November 8, 2022~~2~~ and June 23, 2023 (the “RFA”). The Amendment makes a number of changes to the terms of the RFA. Key changes include an extension of the termination date of the RFA by twelve months (from June 27, 2024 to June 27, 2025, a reduction of the maximum commitment from $100,000,000 to $75,000,000, and the ability for commitment levels to be set on a monthly basis (between a minimum commitment level of $30,000,000 and the facility limit of $75,000,000) to better align commitment levels to the Company’s varying seasonal levels of receivables. The monthly commitment levels are set in advance for each month, but can be adjusted at the request of SPE (subject to consent of MUFG) up to two times per calendar year. The reduction of the maximum commitment and the varying monthly liquidity levels will enable the Company to avoid paying commitment fees for facility capacity it is unable to use due to its available account receivables balances throughout the year. Among other changes, the Amendment also changes the applicable benchmark interest rate from Adjusted LIBOR to Adjusted Term SOFR and increases the liquidity level that must be maintained to avoid a “Liquidity Shortfall” (as defined in the RFA) to $75.0 million.
The foregoing description of the Amendment is qualified in its entirety by reference to the full and complete terms contained in the Amendment, a copy of which will be filed as an exhibit to this Quarterly Report.
(b) None.
(c) Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2

10.2	Amendment No. 3 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 2, 2023.	10-Q	08/08/23	10.3

10.3	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.				*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 8, 2023
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2023
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)