Form 10-K
period 2023-12-31
Traeger, Inc.
filed 2024-03-08
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number 001-40694

Traeger, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2739741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533 South 400 West
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip code)

(801) 701-7180
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	COOK	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Common Stock on the New York Stock Exchange on June 30, 2023, was $137.4 million.
As of March 1, 2024, there were 127,940,759 shares of the registrant's common stock, par value of $0.0001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets for our products. Statistics and estimates related to our total addressable market in the United States ("U.S. TAM") as a whole and the various categories therein, and our market share within the U.S. TAM is based on internal and third-party research, as well as consumer surveys.
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
•We have been and may be subject to future product liability and warranty claims and product recalls that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could harm our reputation or brand and have an adverse effect on our business, financial condition, and results of operations.
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
•We are a “controlled company” under the corporate governance rules of the New York Stock Exchange and, as a result, we qualify for, and may from time to time in the future rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such requirements.

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
At the heart of our brand is a passionate and engaged community called the Traegerhood, which includes everyone from casual grillers to competition pitmasters and professional chefs. Our flagship wood pellet grills are internet of things, or IoT, devices that allow owners to program, monitor, and control their grill through our Traeger app, which is used on more than 3.0 million mobile devices per month. We complement our innovative cooking technologies with an extensive digital library of original recipes and Traeger Kitchen Live cooking classes. In addition, we offer consumable products, such as wood pellets, rubs, and sauces, that drive recurring revenue.
Leveraging our authentic brand and the Traegerhood, we have established an omnichannel distribution strategy led by retailers ranging from Ace Hardware and The Home Depot to Amazon and Best Buy. We complement this retail channel with direct to consumer ("DTC") sales through our website and Traeger app.
Today, we estimate that 76 million households in the United States own a grill, representing the total addressable market. With approximately 2.7 million Traeger grills sold in the United States from 2019 to 2023, we estimate that our U.S. household penetration is only 3.5% of this total addressable market. As a result, we believe our potential market opportunity is massive and that our ability to grow within and beyond the outdoor grill market is unrivaled. We see opportunities to expand our integrated, connected cooking platform with new types of technologies and experiences. Together with the Traegerhood, we are disrupting home cooking.
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
•Smart Combustion – A proprietary technology that helps our grills maintain consistent cooking temperatures.
•EZ Clean – A 2-in-1 grease and ash collection system.
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
Our Integrated Platform
Our integrated platform includes six types of products: wood pellet grills, gas griddles, grilling accessories, digital content, the Traeger app and consumables. We integrate these products to optimize the cooking experience and produce valuable feedback loops with consumers.
As a result, our integrated platform can drive grill usage, brand affinity, word of mouth, and purchases of our consumables.
Products
Our Grills
We offer seven primary grill lines: Timberline Series, Ironwood Series, Pro Series with WiFIRE, Pro Series without WiFIRE, Town and Travel Series, Club Lineup, and Flatrock flat top grill. These grills vary in size, price, construction, materials, and digital technologies. Our grills represented 49.4% and 54.2% of our revenue for the year ended December 31, 2023 and 2022, respectively.
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
Traeger Kitchen Live
Traeger offers live-streaming cooking classes to consumers through our Traeger Kitchen Live series, where our community ambassadors welcome consumers into their kitchens and instruct on how to use a Traeger for everything from barbecue brisket to baked goods. They also share tips and tricks and interact with viewers.
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

The Traeger App
Our Traeger app, which we launched in 2017, is a mobile software application available on iOS or Android devices. The Traeger app is free to download from the Apple App Store or Google Play, is free to use, and is used on more than 3.0 million mobile devices per month.
Our Consumables
We offer a variety of Traeger-branded wood pellets, rubs, and sauces for use when cooking with our grills. Our digital content and expanding collection of recipes provide users the opportunity to test their skills with these Traeger-branded flavor enhancers. In July 2022, we suspended operations of Traeger Provisions, our premium frozen meal kit business, which we launched in November 2021. Our consumables represented 19.0% and 20.0% of our revenue for the year ended December 31, 2023 and 2022, respectively.
Our Accessories
We offer a variety of grill accessories (including the P.A.L. Pop-And-Lock accessory rail, covers, drip trays, bucket liners, storage bins and shelves), tools to aid in meal prep, cooking, and cleanup (including pellet storage systems, cleaning solutions, barbecue tools and the MEATER smart thermometer), replacement parts, and apparel and merchandise (including t-shirts, hooded sweatshirts and baseball hats, in various styles). Our accessories represented 31.6% and 25.8% of our revenue for the year ended December 31, 2023 and 2022, respectively.
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
Sales
We have two primary sales channels: retail and DTC. Our retail channel covers our relationships with brick-and-mortar retailers, e-commerce platforms, and multichannel retailers. Our products are available at more than 13,200 retail locations globally as of December 31, 2023.
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
As of December 31, 2023, our Product team consisted of 48 members. Our team aims to build upon our core concepts of taste, versatility, ease of use, consistency, and community. Since 2014, our team has re-envisioned the outdoor cooking archetype with digital experiences and has developed and leveraged our intellectual property and proprietary rights to help protect and enhance our business and competitive position.
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
Mission and Values
In our model, culture precedes strategy and process. Choices about how we grow and operate the company stem from our core values, which help to attract and retain talented people from within and beyond our industry. We hire for risk tolerance, intellectual curiosity, passion, humility, and a drive to do “big things.” We teach hires the Traeger culture and strategy and then toss them into the proverbial deep end. We celebrate their successes and help them learn from their mistakes.
Although we may share a number of common values with other companies, the exact wording of our values is unique to Traeger. These values are the foundation upon which we innovate products, build community, share our brand, and build partnerships. We summarize these values we aspire to as follows:
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
As of December 31, 2023, we had approximately 641 employees, of which 640 were full-time. We also retain consultants, independent contractors and temporary and part-time workers. As of December 31, 2023, our employees were located in 36 states and 6 countries, with 490 located in the United States. Our employees are divided across several core functions, including sales and marketing, supply chain management, product development, wood pellet manufacturing, and culinary and talent management. None of our employees are currently covered by a collective bargaining agreement, and we have had no labor-related work stoppages.
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

We utilize third-party manufacturers to manufacture and supply our grills and accessories. Our grills are manufactured by three manufacturers located in China and one manufacturer located in Vietnam, and we outsource the production of our accessories and apparel to a global network of suppliers. The raw materials and components used in our grills are sourced either directly by us or on our behalf by our manufacturers from a variety of suppliers. Similarly, the raw materials for our hardwood pellets produced in the United States are sourced directly by us, and from local sources wherever possible. Our supply chain management team coordinates the relationships and commercial terms between our manufacturers and the suppliers of raw material and components that we have sourced directly. We regularly review our existing manufacturers and direct and indirect suppliers globally, and evaluate new manufacturers and suppliers, to ensure that we can scale our manufacturing base and strategically position our operations to mitigate risk related to geopolitical and macroeconomic pressures as we grow. In recent years, there has been growing stakeholder interest and regulatory scrutiny in relation companies' management of their supply chains, which introduces additional criteria by which suppliers may now be assessed. For additional discussion relating to the availability of raw materials used for our business, please see Part I, Item 1A. “Risk Factors—Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand" and "Risk Factors—Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs."
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
We produce our wood pellets through a vertically integrated network of five wood pellet production facilities and a select number of contract manufacturers capable of meeting our specifications in the United States. This network includes an owned and operated facility in New York and leased facilities in Oregon, Georgia, and Texas. Our facilities are strategically located across the United States near hardwood inputs and key customer distribution centers. We believe operating these facilities gives us greater control over production and supply, and we pay for and own certain tooling and equipment at these facilities in order to maintain product quality and supply requirements, including the specific moisture content of our wood pellets. We are committed to continued improvement in our wood pellet production operations. We have implemented a quality management system designed to promote delivery of consistent, high-quality wood pellets, especially as our production volumes have increased.
We utilize multiple third-party logistics providers for a significant portion of our distribution and fulfillment operations, which include warehousing and shipping. Our third-party logistics providers have warehouses in California, Georgia, Texas and Washington, with warehouses dedicated to specific, high-volume single channel products and DTC sales. Our wood pellet production facilities have the capacity to store batches of finished wood pellets on site, and send finished goods to our third-party providers for further warehousing and distribution to our customers. Our inventory is managed by these third-party logistics providers, which interface with our material resources planning ("MRP") system to enable us to maintain visibility and control over inventory levels and customer shipments. We maintain a third-party logistics providers in the Netherlands, United Kingdom, Germany and Canada to support our international growth. We believe our providers have sufficient expansion capacity to meet our future needs, and that our distribution and fulfillment strategy has improved the efficiency and scalability of our operations.
We manage inventory through a third-party MRP system. We forecast demand based on market inputs and generate stock keeping unit and rolling 18-month forecasts. The MRP system incorporates our forecasts, existing inventory levels, inbound purchase orders, and agreed lead times for product deliveries, and generates purchase recommendations to support inventory and service level metrics and targets.
Intellectual Property
The protection of our brand, technology and intellectual property is an important aspect of our business. In particular, we believe the Traeger brand is significant to the success of our business. We protect our intellectual property, including our brand, through a combination of trademarks, patents, copyrights, contractual provisions, confidentiality procedures and non-disclosure agreements. For example, we generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our intellectual property rights. We protect our intellectual property rights in the United States and certain foreign jurisdictions. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name and reputation, contribute to our competitive position and success of our business.
The original patent for the wood pellet grill, which was filed by Joe Traeger in 1986, expired in 2006. As of December 31, 2023, we had approximately 559 trademark registrations and 371 issued patents and pending patent applications in the United States and other countries. As of December 31, 2023, we had approximately 71 issued U.S. patents and 17 U.S. patent applications pending and had approximately 208 issued foreign patents and 75 foreign patent applications pending. Our material U.S. patents for our current products generally expire between March 2026 and May 2039, and cover rights related to our WiFIRE technology, D2 Direct Drive, and Super Smoke, among others.
We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone websites through litigation and administrative procedures.
We aggressively pursue and defend our intellectual property rights to protect our brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. In the future, we intend to continue to seek intellectual property protection for our products, technologies and processes that we believe are innovative, and we will pursue legal action against those who infringe, misappropriate or otherwise violate these valuable assets.
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
We also compete with providers of wood pellets for use in grilling, including well-known brands like Dansons, Bear Mountain BBQ, and Kirkland among others, whose pellets may be used with our grills. These competitors offer a broad array of pellet types and flavors. Similar to our experience regarding competition for our wood pellet grills, we have experienced an increase in competitors and competing offerings of wood pellets in recent years.
In July 2021, we acquired Apption Labs and began selling the MEATER smart thermometer. We compete in this space with brands such as ThermoWorks, OXO, and ThermoPro, among others.
Sustainability and ESG
We are committed to seeking to reduce adverse environmental impacts in our operations, supply chain and product lifecycles to the extent possible. To reinforce our commitment to our stakeholders, we launched sustainability and ESG initiatives across our organization to address our potential and actual environmental impacts. The wood pellet industry has received increased scrutiny from civil society groups and the media for environmental impacts associated with wood sourcing and pellet burning. To address these stakeholder concerns, we have committed to reducing the environmental impact of our wood pellet business. For example, our Sustainable Wood Sourcing Policy requires that all upstream harvesting activities be conducted legally and aims to promote alignment with sustainable forestry best practices, such as by working to understand and document Traeger’s wood pellet supply chain to promote the sourcing of wood pellet materials from responsibly managed forests and/or recycled sources.
Our position in the value chain enables us to source our wood fiber as pre- and post-industrial byproduct from the lumber and furniture industries and generally does not involve the dedicated felling of virgin timber. We are increasingly focused on sourcing wood fiber with sustainability chain-of-custody verification through the Forest Stewardship Council ("FSC").
Seasonality
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Additionally, we have experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis or decrease overall sales. Please see Part I, Item 1A. “Risk Factors—Our business may fluctuate as a result of seasonality and changes in weather conditions.”
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
The trend in environmental regulation is towards increasingly stringent and broader requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of such laws and regulations, or enforcement policies, that result in more stringent and costly requirements could have a material adverse effect on our operations and products, particularly with respect to our wood pellet production facilities, and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose joint and several strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources or persons as a result of spills or releases from our operations or those of a third party. We may choose not to, or may be otherwise unable to, pass on any increased costs to our customers. Although compliance with existing environmental laws and regulations has not historically had a material impact on our results of operations, there is no assurance that the current level of regulation will continue in the future.
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
Climate Change and Greenhouse Gases
Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state and local levels of government to monitor and limit existing emissions of greenhouse gases ("GHGs") as well as to restrict or eliminate future emissions. In January 2021, the Biden administration issued an executive order that, among other things, established an Interagency Working Group on the Social Cost of Greenhouse Gases, or Working Group, which is called on to, among other things, develop methodologies for calculating the “social cost of carbon.” The social cost of carbon assigns a dollar value on a metric ton of greenhouse gas emissions and is used in rulemakings to determine the potential benefits of controlling releases of carbon dioxide, methane and nitrous oxide. Various figures have been used for this social cost of carbon, and certain regulatory actions have faced challenge for such figures, either due to their use at all or due to the particular figure used in calculations. While the details of a social cost of carbon for federal decision-making remain uncertain, to the extent such a figure is adopted or increased it may result in more stringent GHG emission or forestry standards that may adversely impact our operations. The Biden administration also issued an executive order in January 2021 focused on addressing climate change. As a result of these developments, our operations could be subject to a series of regulatory, litigation and financial risks associated with the production, transportation and sale of our products. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. For more information, see Part I, Item 1A. “Risk Factors—Climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.”
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
Water Discharges
The Federal Water Pollution Control Act, as amended ("Clean Water Act"), as well as state laws and implementing regulations, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by the U.S. EPA or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Although our facilities have not historically incurred material costs for compliance with these requirements, changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures which may be material.

Endangered Species Act
The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. While the ESA has not historically had a material impact on our operations, the designation of previously unidentified endangered or threatened species or habitat could cause us or our suppliers to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials. In particular, such developments could have the effect of reducing forestry operations in areas where we procure our raw materials and, in turn, the availability of raw materials required for our operations and the production of our wood pellets.
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
Remediation of Hazardous Substances
The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as the "Superfund" law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed "responsible parties" may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the U.S. EPA has proposed to designate certain PFAS as hazardous substances under CERCLA. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and could otherwise have a material adverse effect on our results of operations, competitive position or financial condition.
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
Additional Information and Website Disclosure
Our website is www.traeger.com. On our Investor Relations website, investors.traeger.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.
Investors and others should note we announce material financial and operational information through our investors press releases, SEC filings and public conference call webcasts, and by postings on our investor relations site at investor.traeger.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Traeger when you enroll your email address by visiting the “Investor Email Alerts” option under the IR Resources tab on investors.traeger.com.
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
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2023, we had a net loss of $84.4 million. As of December 31, 2023, we had an accumulated deficit of $654.9 million. We expect our operating expenses related to stock-based compensation and goodwill impairment charges, to decrease in the future, however, we expect an increase in other operating expenses in the long-term as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and in connection with legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, a challenging macroeconomic environment, or if we cannot capitalize on growth opportunities. For example, during the year ended December 31, 2023, our total revenue decreased by 7.6% compared to the year ended December 31, 2022. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our recent growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.
We have experienced significant growth since our change of ownership in 2013. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We have also experienced increased demand for our products in the past, for example due to the impact that the COVID-19 pandemic had on consumer behavior as a result of various stay-at-home orders and restrictions on dining options and restaurant closures. In 2023, we saw a relative downtown in consumer demand as compared to demand during the pandemic and a shift towards experiences, services and leisure and away from big-ticket home-related products such as grills. We cannot predict if or when consumer behavior and demand will change. We believe that our revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this report and the extent to which our various products grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our number of customers and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have experienced rapid growth in our business operations and the scope and complexity of our business have increased substantially over the past several years. As a result, the number of our full-time employees increased from approximately 450 as of December 31, 2018 to approximately 641 as of December 31, 2023, and we have expanded our operations to include additional manufacturing and supply sources. We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial performance and infrastructure. In the third fiscal quarter of 2022, we announced a planned reduction in workforce, as part of a plan to reduce our costs and drive long-term operational efficiencies. At the same time, we suspended operations of Traeger Provisions and postponed nearshoring efforts to manufacture product in Mexico. Over the long term, we may not successfully execute or achieve what were the expected benefits of this reduction in force or incur greater costs than expected. Further, any cost savings that we realize may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses.
Additionally, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain, and expand our brand recognition and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
Our growth depends, in part, on our continued penetration and expansion into additional markets, and we may not be successful in doing so.
We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to penetrate and broaden our retailer, customer, and distribution bases, including through online sales channels and our website, in the United States and international markets. In these markets, we have faced and may continue to face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, legal and regulatory, and other difficulties, such as understanding and accurately predicting the demographics, preferences, and purchasing habits of consumers in these new geographic markets. We may encounter problems in our logistical operations, including our fulfillment and shipping functions, related to an increased demand from online sales channels. We have also encountered and may continue to encounter difficulties in attracting customers due to a lack of familiarity with or acceptance of our brand, or a resistance to paying for our premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand our retailer, customer, and distribution bases. In addition, although we are continuing to invest in sales and marketing activities to further penetrate newer regions, we cannot assure you that we will be successful. If we are not successful in any of these efforts, our business, financial condition, and results of operations may be harmed.

Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.
The Traeger name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, market fit, design, performance, and functionality of our physical and digital products, our communication and marketing activities, including live and digital advertising, social media, online content, and public relations, the image of our retailers’ floor spaces and e-commerce platform, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, including defects that may cause fires or explosions, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Traeger brand. Moreover, the growing use of social and digital media by us, our customers and third parties increases the speed at and extent to which information or misinformation and opinions, including negative ones, can be shared. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.
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
Our paid marketing initiatives include television, search engine marketing, mail to consumers, email, display and dedicated in-store arrangements, radio, and magazine advertising and social media marketing. For example, we actively market our products through television and buy search advertising through search engines, such as Google and Bing, major mobile application stores and social media platforms such as Facebook and Instagram, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of customers who visit our website or are directed to information about our products. The costs associated with advertising through search engines can also vary significantly from period to period, and have generally increased over time. We may be unable to modify our strategies efficiently or at all in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate customer traffic and drive customer interactions. In addition, our website must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results, penalize us or could remove our content altogether from their indices. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing.
If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business will be harmed.
Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.
In order to maintain and increase revenue, we must produce high quality products at acceptable costs. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products and our results of operations would suffer. As we periodically update our product lines and introduce changes to manufacturing processes or incorporate new materials and technologies, we may encounter unanticipated issues with product quality and product consistency or production and supply delays. For example, in 2017, we have introduced products that incorporate smart features, including our WiFIRE technology, a cloud based, Wi-Fi controller that connects our grills to our Traeger app, enabling users to automate recipe steps and control and monitor their grill remotely. In 2019, we also introduced D2 Direct Drive, an integrated, software-driven system that maintains grill temperature through variable speed fans and DC auger control. In 2022, we introduced Smart Combustion technology which helps our grills maintain consistent cooking temperatures and a 2-in-1 EZ Clean grease and ash collection system. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold. From time to time, we execute "over-the-air" updates to address such issues and to update products and introduce product enhancements. As we continue to introduce new products and product enhancements, we expect the costs associated with such products and enhancements will continue to increase.
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
We generally provide a minimum three-year limited warranty on our grills. The occurrence of any material defects in our grills could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls, and such costs may not be covered by insurance and could have a material adverse effect on our business, financial condition, and results of operations. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer confidence and demand, and adversely affect our financial condition and results of operations. Also, while our warranty is limited to part replacement and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations. For example, on December 14, 2023, the Company announced a voluntary recall of its Flatrock flat top grill which impacted our operating results by $2.6 million due to estimated product returns, recall charges, inventory-write offs, logistics and rework and estimated legal costs for the year ended December 31, 2023. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us.
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
We also compete with providers of wood pellets for use in grilling, including well-known brands like Dansons, Bear Mountain BBQ, and Kirkland, among others. These competitors offer a broad array of pellet types and flavors that can be used in our wood pellet grills. Similar to our experience regarding competition for our wood pellet grills, we have experienced an increase in competitors and competing offerings of wood pellets in recent years.
In July 2021, we acquired Apption Labs Limited and its subsidiaries (collectively "Apption Labs") and began selling the MEATER smart thermometer. We compete in this space with brands such as ThermoWorks, OXO, and ThermoPro, among others.
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
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook, X, YouTube, TikTok, and Pinterest accounts, as well as our own content on our website and Traeger app. We maintain relationships with many community ambassadors, which others may refer to as influencers, and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of community ambassadors, our sponsors or third parties acting at our direction (including retailers) to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and results of operations.
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
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2023, our three largest retailers accounted for 18%, 16%, and 10% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
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
•store closures, decreased foot traffic, recession or other adverse effects resulting from public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics); or
•general failure or bankruptcy of any of our major retailers.
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
We have in the past recognized impairment charges for goodwill and we may need to recognize further impairments in the future, which could materially adversely impact our financial condition and results of operations.
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

Our U.S. total addressable market ("TAM") is estimated to be 76 million households in the United States, which is calculated based on an estimated number of households in the United States that have a grill, which is estimated based on internal and third-party market research, historical surveys, and interviews with market participants. As a result, our U.S. TAM is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. Our estimates are based, in part, on third-party reports and are subject to significant assumptions and estimates. These estimates and forecasts relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our U.S. TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
Competitors have imitated and attempted to imitate, and will likely continue to imitate or attempt to imitate, our products, and technology. If we are unable to protect or preserve our brand image, intellectual property and proprietary rights, our business may be harmed.
As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs, functionality, and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely on other forms of protection, including trade and service marks, copyrights, trade dress, trade secrets, and the strength of our brand. For example, the original patent for pellet grills, which was filed by Joe Traeger in 1986, expired in 2006. Following expiration of this patent, competitors introduced competing products with similar designs and technologies, and there are currently a significant number of wood pellet grills available from a variety of competitors, including Weber and Dansons, among others. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and other intellectual property and proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our intellectual property and proprietary rights. Nevertheless, the steps we take to protect our intellectual property and proprietary rights against infringement or other violation may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, copyrights and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar functionality of the intellectual property and proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. As we continue to grow our business and strengthen our brand, we expect to experience increased counterfeiting of our products, including, among others, imitation and look-alike products and fraudulent websites and distributors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our business and results of operations.
While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, and other intellectual property and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trademarks, copyrights, or other intellectual property and proprietary rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations or litigation, or other reasons, our brand and reputation could be damaged, and our business and results of our operations may be harmed.
Our revenue and profits depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.
Demand for our premium products is significantly influenced by a number of economic factors affecting our customers and trends in customer spending. For example, demand for our grills is particularly sensitive to consumer spending levels as our grills can represent expensive purchases for consumers. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable income, credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. External factors such as the COVID-19 pandemic have in the past and could in the future impact the items on which consumers choose to spend their disposable income. As global economic conditions continue to be volatile and economic uncertainty remains, trends in discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary spending, resulting in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, purchases of discretionary items, such as our premium products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.
Our results of operations may suffer if we do not accurately forecast demand for our products or successfully manage our inventory to match customer demand.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in demand for our products; (b) our failure to accurately forecast customer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact of unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, riots, public health crises such as the COVID-19 pandemic (or other future pandemics or epidemics), which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
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
Such difficulty in forecasting demand, which we have encountered and may continue to encounter, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results.
Our business may fluctuate as a result of seasonality and changes in weather conditions.
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Additionally, we have experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions, or chronic changes in weather patterns, could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis, or decrease overall sales. Further, our quarterly results of operations in future fiscal years may fluctuate or otherwise be significantly affected as a result of macroeconomic conditions and widely reported global supply chain constraints, including the resulting increased freight rates and logistics costs. The effect of the general macroeconomic conditions and global supply chain constraints may exceed the quarterly changes in our results of operations that we have typically experienced from seasonality and weather conditions.
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
•social, economic or political instability, including the conflicts between Russia and Ukraine and Israel and Hamas;
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
The inability to timely adapt to changing norms and requirements around maintaining a safe workplace could cause employee illness, accidents, or team discontent if it is perceived that we are failing to protect the health and safety of our employees. While we maintain liability insurance, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our manufacturing, warehousing, or last-mile activities.
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
Some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the Forest Stewardship Council (FSC). Additionally, some environmental non-governmental organizations and media organizations have targeted the wood pellet industry as harmful to the environment and encouraged consumers to opt for more environmentally friendly options. Such trends may continue to develop as companies are encouraged or mandated by regulators to disclose more sustainability-related information in relation to their operations and supply chains. If customer demand for sustainably produced products (including FSC-certified sources) increases and we are unable to meet such demand, there may be reduced demand, and we may only be able to charge lower prices for our products relative to our competitors who can supply products sourced from forests certified to such standards. Furthermore, if we and our competitors seek to comply with sustainability initiatives, including those of the FSC, we could incur materially increased costs for our operations or be required to modify our existing operations, which would have a material adverse effect on our revenue, margins and cash flows. In addition, we may be unable to obtain the raw materials (particularly wood fiber from third parties for use at our wood pellet facilities) required to sustain our growth and satisfy our existing and future customer contracts without incurring increased costs, including in connection with assisting some of our third party suppliers in their efforts to obtain FSC-certification, which would otherwise be cost-prohibitive. FSC, in particular, employs standards that are geographically variable and could cause a material reduction in our ability to source wood pellets, which would have a material adverse effect on our ability to execute our business plan and our results of operations. Increasing environmental and climate consciousness among customers may impact other aspects of our products, including our grills or non-wood pellet consumables, and developing products that satisfy the market’s evolving expectations for product composition and environmental profiles may require us to incur significant costs.
We are subject to risks related to sustainability and ESG issues.
Our business faces increasing scrutiny related to ESG issues, including renewable resources, environmental stewardship (including deforestation), supply chain management, climate change, safety, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.
Moreover, while we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives or achievements of such commitments may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may not ultimately be able to complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost, or other factors, which may be in or out of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve.
We may also be required to increase our disclosure of ESG-related information over coming years, whether due to increased stakeholder demand or the development of legislation such as the EU’s Corporate Sustainability Reporting Directive. Similarly, several jurisdictions—such as the SEC and the State of California—have adopted or are considering adopting requirements for companies to provide significantly expanded disclosure on climate-related information, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions. In addition, developing ESG-focused regulation in relation to supply chains, particularly in the EU, may require us to conduct additional diligence procedures and collect further information in relation to the ESG performance of the entities in our supply chain. In particular, the EU enacted its Deforestation Regulation in June 2023, which will prevent wood products being placed on the EU market without a confirmatory statements that certain ESG-related due diligence procedures had been carried out with respect to the product, and that such due diligence had confirmed that the product had not been connected with deforestation. In addition, the EU reached political agreement on a Corporate Sustainability Due Diligence Directive in December 2023 which, if implemented as agreed, will subject certain companies operating in the EU to ESG due diligence requirements in relation to their supply chains. Regulation such as these may lead to an increased cost of our raw materials, which may in turn lead to a reduction in our business prospects, and may also lead to risks to our reputation to the extent that we are determined to be using suppliers that do not meet standards of ESG conduct expected by our customers, investors and other stakeholders.
Separately, various stakeholders use ESG disclosures in their decision-making. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures. Certain market participants, including major institutional investors and capital providers, use such ratings to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could result in negative investor or other stakeholder sentiment, which may have a negative impact on our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. In particular, there is increasing attention by investors and other stakeholders on how forestry products may impact biodiversity and natural capital, which may require us to incur costs related to various strategic, policy, and/or disclosure efforts on this topic. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand.
We purchase wood fiber from third parties for use at our wood pellet facilities. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases to customers, which could adversely affect our gross margins. For example, the price of lumber has significantly increased in recent years. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather or forest fires, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements (including increased sustainability standards, such as the FSC or the EU Deforestation Regulation) or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events or the impact on the availability of wood fiber could increase our operating costs or prevent us from selling our wood pellets in quantities that satisfy customer demand, and thereby could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.
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
Our wood pellet production operations are subject to stringent federal, regional, state, and local environmental, health and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities; limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce or treat such emissions or discharges; imposing requirements on the handling or disposal of wastes; impacting our ability to modify or expand our operations (for example, by limiting or prohibiting construction and operating activities in environmentally sensitive areas or impacting the supply and/or demand for raw materials used in certain of our products); and imposing health and safety requirements for worker protection. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations may impair the operation of our wood pellet production operations, delay or prevent expansion of existing facilities or construction of new facilities and otherwise result in increased costs and liabilities, which may be material.
Certain environmental laws, including the CERCLA, and analogous state laws, impose strict as well as joint and several liability upon statutorily defined parties without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our wood pellet production operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the U.S. EPA has proposed to designate certain PFAS as hazardous substances under CERCLA.
As a producer and distributor of a variety of consumer products, we must comply with various federal, state, provincial, local and foreign laws relating to the materials, production, packaging, quality, labeling and distribution of our products, including various environmental and health and safety laws and regulations. For example, the electronic components of our products may be subject to restrictions regarding the raw materials used and end of life requirements such as the collection, recycling and recovery of wastes. Our food products must meet U.S. Food and Drug Administration ("FDA"), or parallel foreign requirements of safety for human consumption, labeling, processing and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” Similarly, our marketing practices are subject to regulations by the FTC or foreign equivalents, including regarding environmental marketing claims. The FTC is currently reviewing its guidelines on such claims for potential updates, including potentially initiating rulemaking relating to such claims under its FTC Act authority. Similar laws in other jurisdictions, including various U.S. states, include similar or more stringent regulations on such marketing claims. Should our products or practices fail to comply with such laws and regulations or the interpretation or enforcement of such laws and regulations becomes more stringent, our costs could increase and changes to our products or operations could be required, which may have an adverse effect on our business, financial condition, results of operations or prospects.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.
Many nations have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known ("UNFCCC") and subsequent agreements. For example, in December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. Although the United States withdrew from the Paris Agreement in November 2020, the United States officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations, and may in the future choose to join other international agreements targeting greenhouse gas emissions. At subsequent conferences of the parties of the UNFCCC ("COPs"), additional announcements have been made, including calls for parties to pursue further action on non-carbon dioxide greenhouse gases and further attention to the relationship between natural ecosystems, such as forests, and climate change, which may result in additional scrutiny or regulations for forestry products.
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
Moreover, many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Certain states where our wood pellet facilities are located, including New York, have implemented climate change regulations and committed to reducing greenhouse gases. For example, New York has implemented the Climate Leadership and Community Protection Act, which aims to reduce greenhouse gas emissions 40% below 1990 levels by 2030 and 85% below 1990 levels by 2050. Such regulations may increase the cost of operating such facilities or otherwise restrict the operations of such facilities, which could have an adverse impact on our business and operations.
Further, our markets may be affected by legislative initiatives and policies that promote or do not promote devices that have or share similar traits to our wood pellet grills, such as wood burning stoves and similar appliances. Certain jurisdictions have adopted or proposed local ordinances or policies restricting the use of a wide range of devices, which may encompass or cover the cooking mechanism utilized by our wood pellet grills. It remains uncertain whether or to what extent such restrictions could impact demand for our products or the ability of customers to use our grills in states or other jurisdictions that have adopted or may in the future adopt or implement such restrictions. The U.S. EPA has issued matter limits for certain wood-burning appliances that people use to heat their home. While these limits are not applicable to cook stoves such as wood-fired grills, the regulations impose labeling requirements that may be applicable and such regulations may be broadened in the future. These restrictions and the applicable requirements for permits or exemptions may vary significantly by location, and we may be unable to track or monitor all such restrictions in the markets in which we sell our products. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition and results of operations.
Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, additional operating restrictions or delays for our suppliers, which could negatively impact our business, financial condition, and results of operations.
Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state, and local levels. Among other federal laws, the Clean Water Act and Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials, and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of threatened or endangered species or their habitats, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations and the production of our wood pellets. For example, the United States has adopted a goal to conserve at least 30 of the country’s land and water by 2030, which may include certain forested areas. Similar or more stringent regulations of forestry and wood products has also been enacted in other jurisdictions relevant to our operations.
In particular, the EU enacted its Deforestation Regulation in June 2023, which will prevent wood products being placed on the EU market without a confirmatory statements that certain ESG-related due diligence procedures had been carried out with respect to the product, and that such due diligence had confirmed that the product had not been connected with deforestation. Such requirements may adversely impact our business, by requiring us to amend our processes to source wood pellets that we sell on the EU market, increasing the cost of wood pellets to us and our customers, reducing demand and adversely impacting our revenue and results of operations.
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
In August 2023, a revised Batteries Regulation entered into force in the EU, which is applicable to our MEATER smart thermometer business. The Regulation will eventually, once fully phased in, require portable batteries to be designed in a way such that consumers can easily remove and replace them, and to carry labels and QR codes with information related to the capacity, performance, durability and chemical composition of the battery. In addition, the Regulation would require many entities selling batteries in the EU to develop and implement due diligence policies to address social and environmental risks linked to the sourcing of batteries, and a number of other requirements such as in relation to minimum levels of recycled minerals. Such requirements may adversely impact our MEATER thermometer business, by requiring a redesign of our products or increasing the cost of batteries to us and our consumers, reducing demand and adversely impacting our revenue and results of operations.

Regulation of certain perfluoroalkyl and polyfluoroalkyl substances in the United States and internationally may affect our product lines.
Governments in the United States and internationally have increased their focus on and regulation of a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS”, which are utilized by the Company in some of its products. PFAS include several categories and classes of durable chemicals and materials with properties that include water and fire resistance, as well as electrical insulating properties. Developments in these and other global chemical regulatory trends (including relating to PFAS) may require additional actions by the Company, including investigation, remediation, and compliance obligations, or may result in additional litigation and enforcement actions and related costs. Such developments could also result in the Company needing to [relocate all or part of its manufacturing operations or] halt sales and purchases of products containing PFAS. For example, in the United States, many states have enacted standards for PFAS contamination in drinking water sources and PFAS used in consumer products. In addition, in March 2023, the U.S. Environmental Protection Agency issued a preliminary proposal to regulate certain PFAS as contaminants under the federal Safe Drinking Water Act. In Europe, in February 2023, the European Chemicals Agency released a proposal for broad restrictions on PFAS pursuant to EU Regulation (EC) No. 1907/2006, Registration, Evaluation, Authorisation and Restriction of Chemicals. If implemented without change, the proposed restriction could largely eliminate the production, use, and sale of PFAS in Europe in most applications and manufactured articles. The Company continues to review, control, and plan for the potential elimination of PFAS in its products. The Company’s PFAS plan involve risks, including the actual timing, costs, and financial impact of such plan; the Company’s ability to complete such plan, on the anticipated timing or at all; potential governmental or regulatory actions relating to the Company’s continued PFAS use; the Company’s ability to identify and manufacture acceptable substitutes for PFAS, and the possibility that such substitutes will not achieve the anticipated or desired commercial or operational results; potential litigation relating to the Company’s PFAS plans or handling or use of PFAS; and the possibility that the Company’s PFAS plan will involve greater costs than anticipated, or otherwise have negative impacts on the Company’s relationships with its customers and other counterparties.
Risks Related to Our Reliance on Third Parties
We rely on a limited number of third-party manufacturers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
Our grills are produced by a limited number of third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis or at all. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers for certain of our products beyond our existing manufacturers. In the event of interruption from our manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays, and we do not maintain sufficient inventory levels to mitigate the impact of such costs and delays. Further, certain of these manufacturers have developed specific processes and manufacturing procedures for certain of our products, and such processes and procedures may not be easily transferred to other manufacturers, if at all. Furthermore, we expect that as we continue to introduce new products and product enhancements, our manufacturing costs will grow increasingly more complex and the cost will continue to increase. We have experienced, and will likely continue to experience, certain operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues such as the COVID-19 pandemic (or other future pandemics or epidemics), or other events. The failure of any manufacturer or distributor to perform to our expectations could result in supply shortages or delays for certain products and harm our business.
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
Our third-party contract manufacturers ship most of our products to our third-party logistics providers, who have warehouses in California, Georgia, Texas, Utah and Washington, as well as operations in the Netherlands, United Kingdom, Germany and Canada. The limited geographical scope of our distribution and fulfillment centers makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health issues such as the COVID-19 pandemic (or other future pandemics or epidemics), or other unforeseen events that could delay or impair our ability to fulfill orders to retail channel customers and/or ship products to DTC customers, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. Failure to procure our products from our third-party manufacturers and deliver such products to our customers in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.
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
The price and availability of raw materials and key components used to manufacture our products, including electronic components, such as integrated circuits, processors and system on chips, components built into our unique specifications or that are single sourced, as well as manufacturing equipment, tooling, and wood fibers, may fluctuate significantly. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, global demand and other geopolitical factors. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins (as was the case in 2021 due to increased freight rates and logistics costs) and our ability to meet customer demand. For example, disruptions to or increases in the cost of local, regional domestic or international transportation services for our products and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars or trucks, weather-related problems, flooding, droughts, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks (such as the blockage of the Suez Canal in March 2021) or other events could increase our costs, temporarily impair our ability to deliver products to our customers on time or at all and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products or resulting in a charge to us for our customers’ lost profits as a result of our failure to timely deliver our products. Relatedly, some of our contracts with our large retail customers subject us to financial penalties if we fail to ship an order that is on time or in full. If we are unable to successfully mitigate a significant portion of these product cost increases, fluctuations or delays, our results of operations could be harmed.
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
Many of our primary products are manufactured by entities located in China. In addition, we have third-party manufacturers in Vietnam and Taiwan. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) changes in the U.S. or international regulations requiring the enactment of more restrictive environmental regulations in markets where we manufacture our products, including China, Vietnam, and/or Taiwan; (c) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (d) compliance with U.S. and foreign laws relating to foreign operations and business activities, including the FCPA and the UK Bribery Act (which generally prohibit U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business), regulations of the U.S. Office of Foreign Assets Control ("OFAC") (which generally restrict U.S. companies from operating in certain countries, or maintaining business relationships with certain restricted parties), U.S. anti-money laundering regulations, and similar laws that prohibit engaging in other corrupt and illegal practices; (e) economic and political instability and acts of terrorism in the countries where our suppliers are located; (f) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (g) transportation interruptions or increases in transportation costs; and (h) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. For example, the ongoing COVID-19 pandemic has resulted in increased travel restrictions, supply chain disruptions, and extended shutdown of certain businesses around the globe. This public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic, and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the UK Bribery Act, OFAC regulations, or other export control, anti-corruption, anti-money laundering, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.
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

A significant proportion of our products are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain products manufactured outside the United States, which could affect our revenue and profitability. Further tariff increases could require us to increase our prices, which could decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our revenue. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
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
We sell to the large majority of retail channel customers on open account terms and do not always require collateral or a security interest in the inventory we sell them. Consequently, our accounts receivable for our retail channel customers are largely unsecured. We also rely on third-party distributors to distribute our products to our retail channel and DTC customers. Insolvency, credit problems, or other financial difficulties confronting our retailers or distributors could expose us to financial risk. These actions could expose us to risks if our distributors are unable to distribute our products to our customers and/or if our retail channel customers are unable to pay for the products they purchase from us in a timely matter or at all. Financial difficulties of our retailers could also cause them to reduce their sales staff, use of attractive displays, number or size of stores, and the amount of floor space dedicated to our products. Any reduction in sales by, or loss of, our current retailers or customer demand, or credit risks associated with our retailers or distributors, could harm our business, results of operations, and financial condition.
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
As of December 31, 2023, we have net operating loss carryforwards ("NOLs") of approximately $130.0 million for U.S. federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $103.5 million of these NOLs are eligible for indefinite carryforward, limited by certain taxable income. Due to cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2023, 2022, and 2021, respectively. Utilization of our NOLs and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of this and future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
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
As of December 31, 2023, we had cash and cash equivalents of $29.9 million, $125.0 million borrowing capacity under the Revolving Credit Facility and up to $30.0 million borrowing capacity under the Receivables Financing Agreement. As of December 31, 2023, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $28.4 million under the Receivables Financing Agreement. As of December 31, 2023, the total principal amount outstanding under our First Lien Term Loan Facility was $403.8 million. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
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
As of December 31, 2023, our substantial indebtedness also could have exposed us to the risk of increased interest rates, as our borrowings under our First Lien Term Loan Facility and Revolving Credit Facility are at variable rates of interest. However, in February 2022, to mitigate this interest rate risk, we entered into an interest rate swap contract as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements.
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
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the U.S. federal courts, and the United States Patent and Trademark Office, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain or license in the future. Similarly, changes in patent laws or regulations in other countries or jurisdictions, changes in the governmental bodies that enact them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain or license in the future.
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
Our success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and if we are unable to do so we may be liable for damages.
We cannot be certain that United States or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our products. Third parties may sue us for allegedly infringing, misappropriating or otherwise violating their patent or other intellectual property rights. Intellectual property litigation is time consuming and costly. If we do not prevail in litigation, depending on the litigant, in addition to any damages we might have to pay, we could be required to cease the infringing activity or obtain a license requiring us to make royalty payments or agree to other ongoing obligations. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same intellectual property rights licensed to us. If we fail to obtain a required license or are unable to design around a third party's patent or other intellectual property rights, we may be unable to make use of some of the affected products, or their features, which could reduce our revenues and adversely affect our business.
The defense costs and settlements for patent infringement litigation are not covered by insurance. Patent infringement litigation is costly and can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such litigation and/or subsequent appeals, legal fees or settlement costs could have a material adverse effect on our results of operations and financial condition.
We rely significantly on information technology, and any failure, inadequacy or interruption of that technology could materially harm our ability to effectively operate our business and financial condition.
Our business relies on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other IT Systems, including those operated by certain of our third-party partners. We also heavily rely on IT Systems to process financial and accounting information for financial reporting purposes. Any of these IT Systems could fail or experience a service interruption for a number of reasons, including human or technological error, malicious code embedded in open-source software, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services, or disasters or our failure to properly maintain IT System redundancy or protect, repair, maintain or upgrade our IT Systems. The failure of our or our third-party partners’ IT Systems to operate effectively or to integrate with other systems, or a breach in security of these IT Systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could materially negatively impact our business, reputation, results of operations, and financial results. If we or our third-party partners experienced any significant disruption to our IT Systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in material financial, reputational, competitive, and business harm. Incident response, remediation and repair of any failure, problem or breach of our key IT Systems or future compliance costs could require significant capital investments, which could materially adversely affect our business.
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.
We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personal data, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Threats to the confidentiality, integrity and availability of our IT Systems and Confidential Information are increasingly diverse and sophisticated, including from a range of cybersecurity risks and threats, such as viruses and worms, ransomware attacks, social engineering/phishing attacks, denial-of-service attacks, physical or electronic break-ins, email scams in an attempt to acquire data or company assets, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. A cyberattack could lead to interruptions, delays, loss of critical data, unauthorized access to Confidential Information, and loss of customer confidence, which could have a material adverse effect on our reputation, business, financial condition, results or operations, growth and future prospects.
Despite our efforts to implement security barriers to such threats, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program or processes, policies, controls and/or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Further, because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. As a result of the COVID-19 pandemic, remote and hybrid work and remote access to our company's (and many third-party providers') IT Systems has increased significantly, which has also increased our cybersecurity attack surface due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Accordingly, we could experience an increase in cyberattack volume, frequency and sophistication driven by the global enablement of remote workforces.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our Confidential Information or IT Systems, or due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks those of third parties we use, could adversely affect our business, financial condition, and results of operations, be expensive to remedy, and damage our reputation. In addition, any such incident or attack may result in negative publicity, legal claims or proceedings (such as class actions), regulatory action fines and penalties, and adversely affect our brand, impacting demand for our products and services, and could have a material adverse effect on our business, financial condition, and results of operations. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection and privacy laws and regulations; and costs related to maintaining redundant networks, data backups and other damage-mitigation measures.
Certain aspects of our business, particularly our website, heavily depend on consumers entrusting Confidential Information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal data of our customers but may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact our Confidential Information. Any breach of our cybersecurity measures could result in violation of privacy, security, and data protection laws and regulations, legal claims or proceedings (such as class actions), government or regulatory investigation and enforcement actions, fines and penalties, and a loss of confidence in our security measures, any or all of which materially adversely affect our financial condition, business, results of operations, and reputation. In addition, an incident or attack could cause us to incur significant costs, including significant incident response, system restoration or remediation and future compliance costs.
Finally, we may be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
While our insurance policies include liability coverage for certain of these cyber-security or security-related matters, our insurance is subject to certain exclusions and exceptions, as well as retention amounts that could be substantial. Therefore, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies. If we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of sublimits, large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
We collect, process, store, and use data, including personal data, confidential information, or company data, which subjects us to governmental regulation and other legal obligations related to privacy and security, and our compliance with ever evolving federal, state, and foreign laws relating to the handling of such data involves significant expenditure and resources, and any actual or perceived failure by us to comply with such obligations may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial conditions.
We regularly collect, obtain, store, handle, transmit, use and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. As such, we and our vendors are subject to numerous federal, state, and international data privacy and security laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations, governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data. These requirements, and their application, interpretation and amendment are constantly evolving and developing
In the United States, the FTC and many state regulators are interpreting and enforcing federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, have (and may continue to) expanded current laws or regulations, enacted new laws or regulations or issued revised rules or guidance regarding privacy, data protection, consumer protection, and advertising, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, there are new and changing requirements applicable to our business. For example, the California Consumer Privacy Act ("CCPA") requires covered companies to provide disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain disclosure of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, the California Privacy Rights Act ("CPRA") took effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA.
The enactment of the CCPA is prompting a wave of new legislation in a number of U.S. states which imposes, or has the potential to impose additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal data, and will continue to shape the data privacy environment nationally. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, and require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data and could result in increased compliance costs and changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
In addition, we are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive, and which may be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing. The UK GDPR and the GDPR also impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, recent European court and regulators’ decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target customers and users, may also lead to broader restrictions and impairments on our marketing and personalization activities and may materially adversely impact our efforts to understand our customers and users and our business, results of operations, and financial condition.
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
Building on this, China’s Data Security Law (“Data Security Law”) became effective on September 1, 2021. The primary purpose of the Data Security Law is to regulate data activities, safeguard data security, promote data development and usage, protect individuals and entities’ legitimate rights and interests, and safeguard state sovereignty, state security and development interests. The Data Security Law applies extraterritorially, and to a broad range of activities that involve “data” (not only personal or sensitive data). Under the Data Security Law, entities and individuals carrying out data activities must abide by various data security obligations. For example, the Data Security Law proposes to classify and protect data based on the importance of data to the state’s economic development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The appropriate level of protective measures is required to be taken for each respective class of data. The Data Security Law also echoes the data localization requirement in the Cybersecurity Law and requires important data to be stored locally in China. Such important data may only be transferred outside of China subject to compliance with certain data transfer restrictions, such as passing a security assessment organized by the relevant authorities.
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
Additionally, on August 20, 2021, China announced the Personal Information Protection Law (“PIPL”), which took effect on November 1, 2021. The PIPL is intended to clarify the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing and the basic requirements of notice and consent, among other things. The PIPL also sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities. The PIPL also includes a list of rules which must be complied with prior to the transfer of personal information outside of China, such as compliance with a security assessment or certification by an agency designated by the relevant authorities or entering into standard form model contracts approved by the relevant authorities with the overseas recipient.
On July 7, 2022, the Cyberspace Administration of China (the “CAC”) issued Security Assessment Measures for Outbound Data Transfers, which became effective on September 1, 2022. The Security Assessment Measures for Outbound Data Transfers clarifies the security assessment requirement under the PIPL and requires a data processor to apply for the security assessment organized by the CAC under any of the following circumstances before the information is transferred outbound: (i) where a data processor provides key data overseas, (ii) critical information infrastructure operator and personal information processors who process more than 1 million individuals personal information; (iii) where a data processor has cumulatively provided personal information of over 100,000 individuals’ or sensitive personal information of over 10,000 individuals in total abroad since January 1 of the previous year. Additionally, on November 18, 2022, the CAC and the State Administration of Market Regulation issued the Implementation Rules for Personal Information Protection Certification which apply with immediate effect and which provide important guidance on obtaining a personal information certification for lawful cross-border transfer of personal information under the PIPL. The CAC published the Measures on Standard Contract for Cross-border Transfer of Personal Information (effective on June 1, 2023) and the Guidelines on Filing the Standard Contract for the Export of Personal Information on February 24, 2023 and May 30, 2023, respectively – these provide important guidance on relying on the standard contract for transferring personal information out of the People’s Republic of China and on its filing requirement.
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
Finally, we make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and press statements. Any failure or perceived failure by us to ensure that our public statements are complete, accurate and fully implemented, may result in regulatory investigations and enforcement, claims or proceedings, fines and penalties, and negative reputational impacts or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the data privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or public statements or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, may result in regulatory investigations and enforcement, claims or proceedings, fines and penalties, and negative reputational impacts and could cause our users to reduce their use of our products and services. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.
We may be subject to claims that we have violated applicable laws or codes of conduct, and there is no assurance that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, in the United States, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance. Any failure or perceived failure by us to comply with applicable privacy, security, and data protection laws, rules, regulations, and standards, or with other obligations to which we may be or may become subject, may result in proceedings, investigation, or actions against us by individuals, consumer rights groups governmental entities or regulators. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages, fines, penalties, or other liabilities or result in orders or consent decrees forcing us to modify our business practices. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively impact our operations, resulting in a material adverse effect on our business, financial condition and results of operations. Any such action could be expensive to defend, damage our reputation and materially adversely affect our business, results of operations, and financial condition.
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
We may integrate AI solutions into our business operations, and the challenges associated with effectively managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We may incorporate artificial intelligence (“AI”) solutions into our products, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Any integration of AI in our way or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are deficient, inaccurate, or biased, our business and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.
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
As of March 1, 2024, funds or entities affiliated with AEA Fund, OTPP, and TCP owned approximately 60% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our board of directors individuals designated by each of the AEA Fund, OTPP and TCP and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our board of directors. The actions that will require prior written consent include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our board of directors, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale or disposition of any shares of common stock, other equity securities, equity-linked securities or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline. For example, as a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions
From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.
Our certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our New Stockholders Agreements and any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our certificate of incorporation we renounced, to the fullest extent permitted by law and in accordance with Section 122(17) of the Delaware General Corporation Law, all interest and expectancy that we otherwise would be entitled to have in, and all rights to be offered an opportunity to participate in, any opportunity that may be presented to the AEA Fund, OTPP and TCP or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by the AEA Fund, OTPP and TCP or their affiliates and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.

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
For example, during the preparation of our unaudited condensed consolidated financial statements for the period ended June 30, 2023, we identified and evaluated control deficiencies associated with a misstatement identified related to the accounting and financial reporting treatment of amounts recorded within accumulated other comprehensive income (loss) ("AOCI") upon cash flow dedesignation of interest rate swaps. As part of the restatement process, we have identified a material weakness in our internal controls over financial reporting. To remediate the material weakness in the Company’s internal control over financial reporting, the Company completed a remediation plan that included: (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel, and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including making updates to accounting policies for derivatives and hedge instruments, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP. We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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
We have incurred substantial stock-based compensation expense and incurring substantial obligations related to the vesting and settlement of RSUs granted in connection with the completion of our IPO, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.
In connection with our initial public offering, 7,782,957 time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) were granted to Jeremy Andrus, our Chief Executive Officer (collectively, the “CEO Awards”), 744,998 PSUs were granted to other senior-level executives (collectively, the “IPO PSUs”) and 4,380,285 RSUs were granted to other employees (collectively, the “IPO RSUs” and, together with the CEO Awards and IPO PSUs, the “IPO Awards”). In August 2022, we accelerated the vesting of unvested shares subject to IPO RSUs granted to certain employees, as well as 2,075,455 unvested RSUs and 518,864 earned but unvested PSUs subject to the CEO Awards granted to Jeremy Andrus. In April 2023, the Board approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives in connection with our initial public offering. As a result of the foregoing, we have incurred substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these awards.
We have recorded substantial stock-compensation expense for the IPO Awards, accelerated vesting, and cancellation and termination of unearned awards as described above. The accelerated vesting was determined to be a modification and therefore, we evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, we recorded approximately $40.5 million of accelerated stock-

based compensation for the year ended December 31, 2022. As a result of the cancellation and termination of the unearned CEO PSUs and IPO PSUs, we recognized $27.5 million of stock-based compensation for the year ended December 31, 2023.
We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The AEA Fund, OTPP and TCP collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that:
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
We do not intend to rely on these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our board of directors would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors and our directors would not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange rules.
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
As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates, such as the British Pound and the Canadian Dollar, and we may transact in more foreign currencies in the future. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers in China, Taiwan, and Vietnam may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations and may continue to use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Our future success depends on the continuing efforts of our management and key employees, and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. We do not maintain "key person" insurance for any of our executives or other employees. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. As we continue to grow, and particularly in light of past reductions in headcount as part of our historical restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, explosions, floods, storms, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster or adverse weather event, such as an earthquake, fire, storm or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our wood pellet production facility in New York is located in a flood zone and has experienced flooding and other damage in connection with adverse weather events, such as hurricanes and tropical storms. In 2022, this facility incurred damage as a result of a tropical storm, and we continue to assess the extent of the damage to operations. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Climate change may impact the frequency or intensity of certain catastrophic events, as well as contribute to chronic changes in the physical environment (such as rising sea levels or changes in ambient temperature or precipitation patterns) which may disrupt our operations or those of our suppliers, require us to incur additional operating or capital expenditures, adversely affect the cost or availability of insurance, or otherwise adversely impact our business, financial condition, or results of operations. While we have taken steps to manage such risks, such efforts can require us to incur significant costs and may not be effective, due in part to the unpredictability associated with the time horizons for certain climate-related projects. Additionally, to the extent such events increase, it may adversely impact the availability or cost of insurance. Acts of terrorism and public health crises, such as the COVID-19 pandemic (or other future pandemics or epidemics), could also cause, and have in the past caused, disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations where we have operations and equipment or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, explosions, floods, and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises such as the COVID-19 pandemic (and other future pandemics or epidemics), human errors, and similar events.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for service providers, suppliers, and vendors.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Executive Vice President of Technology, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including the Executive Vice President of Technology and Vice President of Infrastructure and Architecture, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes knowledge related to information technology, cybersecurity and incidence response, risk management, control analysis and corporate governance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties.
On December 2023, the Company moved into our new headquarters located in Salt Lake City, Utah, where we lease approximately 94,000 square feet of space under a lease that expires in 2037. Our headquarters are used for accounting and finance, sales and marketing, customer support, product development and supply chain management functions.
We produce our wood pellets at wood pellet production facilities in Addison, New York; Molalla, Oregon; Sweet Home, Oregon; Menlo, Georgia; and Jasper, Texas. We own the land and buildings at facilities in Addison, New York and lease the land and buildings at the other facilities. The table below provides an overview of our wood pellet production facilities as of December 31, 2023.

	Addison, NY	Molalla, OR	Sweet Home, OR	Menlo, GA	Jasper, TX
Raw Material Storage (sq. ft.)	5,000	12,000	6,500	n/a	8,000
Manufacturing Size (sq. ft.)	3,750	5,280	4,800	6,000	8,400
Warehousing Size (sq. ft.)	36,000	12,800	39,000	47,000	34,000
Average Production (tons of wood pellets per year) (1)	18,244	12,820	17,090	23,274	15,520
Maximum Production (tons of wood pellets per year)	54,338	19,924	19,924	39,848	19,924
Ownership	Owned	Leased	Leased	Leased	Leased
Lease End	—	2027	2029	2026	2035
Average Headcount (2)	17	10	14	16	11

(1)Based on actual production for the fiscal year ended December 31, 2023.
(2)Average headcount for the fiscal year ended December 31, 2023.

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
Holders
As of March 1, 2024, there were 21 holders of record of our common stock.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Performance Graph
The following graph and table illustrate the total return from July 29, 2021 through December 31, 2023, for (i) our common stock, (ii) the Standard and Poor's SmallCap 600 Stock Index ("S&P 600 Index") and (iii) the Standard and Poor's SmallCap 600 Consumer Discretionary Index. The graph and the table assume that $100 was invested on July 29, 2021 in each of our common stock, the S&P 600 Index, and Standard and Poor's SmallCap 600 Consumer Discretionary Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.
Comparison of Cumulative Total Return Since July 29, 2021
Assumes Initial Investment of $100

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer seven series of grills – Pro (with and without WiFIRE), Ironwood, Timberline, and Flatrock – as well as a selection of smaller, portable grills within our Town and Travel Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel and other ancillary items.
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
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process and product quality. Our grills are currently manufactured in China and Vietnam, our wood pellets are produced at facilities located in New York, Oregon, Georgia, Virginia, and Texas, and our MEATER smart thermometer accessories are currently manufactured in Taiwan. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.
Our revenue decreased by 7.6% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and was $605.9 million for the year ended December 31, 2023, down from $655.9 million for the year ended December 31, 2022. We recorded a net loss of $84.4 million for the year ended December 31, 2023, compared to a net loss of $382.1 million for the year ended December 31, 2022.

Key Factors Affecting Our Financial Condition and Results of Operation
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth or recession. We believe these challenging macroeconomic pressures and uncertainties have resulted in decreased discretionary consumer spending, particularly for durable goods, and therefore contributed to a decline in our revenue for the year ended December 31, 2023, compared to the prior year period. For example, we experienced a high single digit percentage decline in demand for grills and a low double digit percentage decline in demand for consumables, as measured by unit volume, in the year ended December 31, 2023, compared to the prior year period. We expect these macroeconomic trends, and a shift in consumer demand away from big-ticket, home related products such as grills, and towards experiences, services, and leisure, to continue throughout fiscal year end 2024, which could result in continued pressure on our revenue and results of operations.
Supply chain constraints have led to higher product component and freight costs, which have increased our cost of revenues relative to historical rates. While we experienced a decline in excess of 60% in our inbound freight container rates for the year ended December 31, 2023, as compared to the prior year period, we believe if supply chain challenges worsen in the future, we will observe increases in our cost of revenues which could continue to impact our operating results.
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, we took actions to reduce overhead expenses, execute long-term transportation contracts, enact freight surcharges, and implement operational efficiencies across our pellet mill operations. As a result of these actions, the Company expects cost savings to improve operating results in the long-term, but given the uncertainty of the current macroeconomic environment, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business.
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
Although we experience demand for our products throughout the year, we believe there can be certain seasonal fluctuations in our revenue. We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same warm weather timeframe. Additionally, we have experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $11.5 million, $10.8 million and $18.8 million for the year ended December 31, 2023, 2022 and 2021, respectively.
We continue to expect our general and administrative expenses, including our research and development expenses and external legal and accounting expenses, to normalize as we continue to manage our investments to support our growth and develop new and enhance existing products. We anticipate that general and administrative expense as a percentage of revenue will vary from period to period, but we expect to leverage these expenses over time as we grow our revenue.
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
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value within the change in fair value of contingent consideration in our accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

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
When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. For the annual impairment tests conducted in the fourth quarters of 2023 and 2022, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
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
Total Other Expense
Total other expense consists of interest expense and other income (expense), net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income (expense), net also consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract as a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year-ended December 31,		Change
	2023	2022	Amount	%
Revenue	$605,882	$655,901	$(50,019)	(7.6)%
Cost of revenue	382,325	427,129	(44,804)	(10.5)%
Gross profit	223,557	228,772	(5,215)	(2.3)%
Operating expense:
Sales and marketing	108,727	130,688	(21,961)	(16.8)%
General and administrative	129,800	166,824	(37,024)	(22.2)%
Amortization of intangible assets	35,554	35,554	—	—%
Change in fair value of contingent consideration	4,698	10,002	(5,304)	(53.0)%
Goodwill impairment	—	222,322	(222,322)	(100.0)%
Restructuring costs	225	9,324	(9,099)	(97.6)%
Total operating expense	279,004	574,714	(295,710)	(51.5)%
Loss from operations	(55,447)	(345,942)	(290,495)	(84.0)%
Other income (expense):
Interest expense	(31,275)	(27,885)	3,390	12.2%
Other income (expense), net	4,305	(7,127)	(11,432)	(160.4)%
Total other expense	(26,970)	(35,012)	(8,042)	(23.0)%
Loss before provision for income taxes	(82,417)	(380,954)	(298,537)	(78.4)%
Provision for income taxes	1,985	1,186	799	67.4%
Net loss	$(84,402)	$(382,140)	$(297,738)	(77.9)%
Comparison of the Year Ended December 31, 2023 and 2022
Revenue

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Revenue:
Grills	$299,346	$355,441	$(56,095)	(15.8)%
Consumables	114,901	131,342	(16,441)	(12.5)%
Accessories	191,635	169,118	22,517	13.3%
Total Revenue	$605,882	$655,901	$(50,019)	(7.6)%
Revenue decreased by $50.0 million, or 7.6%, to $605.9 million for the year ended December 31, 2023 compared to $655.9 million for the year ended December 31, 2022. This decrease was driven primarily by lower unit sales for grills and consumables, partially offset by higher sales of MEATER smart thermometers.
Revenue from our grills decreased by $56.1 million, or 15.8%, to $299.3 million for the year ended December 31, 2023 compared to $355.4 million for the year ended December 31, 2022. The decrease was driven primarily by high single-digit percentage reduction in unit volume and high single-digit percentage decrease in average selling price. Lower unit volume was driven by retail destocking in the first half of fiscal year 2023 and the decrease in average selling price was primarily due to a pricing change with certain retailers as part of our direct import program and strategic pricing actions on select grills.

Revenue from our consumables decreased by $16.4 million, or 12.5%, to $114.9 million for the year ended December 31, 2023 compared to $131.3 million for the year ended December 31, 2022. The decrease was driven primarily by lower double-digit percentage reduction in unit volume of wood pellets and food consumables, and mid double-digit percentage reduction in average selling price of food consumables.
Revenue from our accessories increased by $22.5 million, or 13.3%, to $191.6 million for the year ended December 31, 2023 compared to $169.1 million for the year ended December 31, 2022. This increase was driven primarily by higher sales of MEATER smart thermometers.
Gross Profit

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Gross profit	$223,557	$228,772	$(5,215)	(2.3)%
Gross margin (Gross profit as a percentage of revenue)	36.9%	34.9%
Gross profit decreased by $5.2 million, or 2.3%, to $223.6 million for the year ended December 31, 2023 compared to $228.8 million for the year ended December 31, 2022. Gross profit as a percentage of revenue increased to 36.9% for the year ended December 31, 2023 from 34.9% for the year ended December 31, 2022. The increase in gross margin was driven primarily by favorability from freight and logistics, MEATER smart thermometers business, and certain portions of restructuring costs incurred in 2022, partially offset by grill price changes and $2.5 million of Flatrock flat top grill recall related costs.
Sales and Marketing

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Sales and marketing	$108,727	$130,688	$(21,961)	(16.8)%
As a percentage of revenue	17.9%	19.9%
Sales and marketing expense decreased by $22.0 million, or 16.8%, to $108.7 million for the year ended December 31, 2023 compared to $130.7 million for the year ended December 31, 2022. As a percentage of revenue, sales and marketing expense decreased to 17.9% for the year ended December 31, 2023 from 19.9% for the year ended December 31, 2022. The decrease in sales and marketing expense was driven primarily by a decrease in advertising costs, travel related expenses, commissions and other employee expenses, and professional fees.
General and Administrative

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
General and administrative	$129,800	$166,824	$(37,024)	(22.2)%
As a percentage of revenue	21.4%	25.4%
General and administrative expense decreased by $37.0 million, or 22.2%, to $129.8 million for the year ended December 31, 2023 compared to $166.8 million for the year ended December 31, 2022. As a percentage of revenue, general and administrative expense decreased to 21.4% for the year ended December 31, 2023 from 25.4% for the year ended December 31, 2022. The decrease in general and administrative expense was driven primarily by a decrease in stock-based compensation expense of $34.7 million primarily due to the accelerated vesting in the comparable period of $40.5 million of modified awards held by Mr. Andrus and certain directors partially offset by the year-over-year net increase in expense of certain unearned PSUs subject to the IPO Awards that were cancelled in 2023.

Amortization of Intangible Assets

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Amortization of intangible assets	$35,554	$35,554	$—	—%
As a percentage of revenue	5.9%	5.4%
Amortization of intangible assets, substantially attributable to the 2017 corporate reorganization and acquisition of us and the July 2021 acquisition of Apption Labs, remained flat at $35.6 million for the year ended December 31, 2023 compared to $35.6 million for the year ended December 31, 2022.
Change in Fair Value of Contingent Consideration

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$4,698	$10,002	$(5,304)	(53.0)%
As a percentage of revenue	0.8%	1.5%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $5.3 million, or 53.0%, to $4.7 million for the year ended December 31, 2023 compared to $10.0 million for the year ended December 31, 2022. The change in fair value of contingent consideration was driven primarily by the increase in the likelihood of achieving the fiscal year 2023 performance targets.
Goodwill Impairment

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Goodwill impairment	$—	$222,322	$(222,322)	(100.0)%
As a percentage of revenue	—%	33.9%
We recorded no goodwill impairment for the year ended December 31, 2023, compared to $222.3 million non-cash goodwill impairment for the year ended December 31, 2022 which was primarily attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in our publicly quoted share price and market capitalization.
Restructuring Costs

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Restructuring costs	$225	$9,324	$(9,099)	(97.6)%
As a percentage of revenue	0.0%	1.4%
Restructuring costs decreased by 97.6% to $0.2 million for the year ended December 31, 2023 compared to $9.3 million restructuring costs for the year ended December 31, 2022. The decrease in restructuring costs was primarily due to the substantial completion of the 2022 restructuring plan and recognition of the related costs in the year ended December 31, 2022 compared to the recognition of the final costs related to the 2022 restructuring plan in the year ended December 31, 2023.

Total Other Expense

	Year-ended December 31,		Change
	2023	2022	Amount	%
	(dollars in thousands)
Interest expense	$(31,275)	$(27,885)	$3,390	12.2%
Other income (expense)	4,305	(7,127)	(11,432)	(160.4)%
Total other expense	$(26,970)	$(35,012)	$(8,042)	(23.0)%
As a percentage of revenue	(4.5)%	(5.3)%
Total other expense decreased by $8.0 million, or 23.0%, to $27.0 million for the year ended December 31, 2023 compared to $35.0 million for the year ended December 31, 2022. This decrease was due primarily to the realized and unrealized gains from our interest rate swap, partially offset by increased interest expense on our First Lien Term Loan Facility.
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
As of December 31, 2023, we had cash and cash equivalents of $29.9 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and up to $30.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of December 31, 2023, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $28.4 million under the Receivables Financing Agreement. As of December 31, 2023, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.8 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
In connection with the IPO, we granted RSUs. Specifically, 7,782,957 shares of our common stock are issuable in connection with the vesting of the CEO Awards. In addition, 4,380,285 shares of our common stock are issuable in connection with the vesting of IPO RSUs granted to others under the 2021 Plan, including to our Chief Financial Officer and certain of our directors, which awards became effective in connection with the IPO. In August 2022, we accelerated the vesting of unvested shares subject to IPO RSUs granted to certain employees, as well as 2,075,455 unvested RSUs and 518,864 earned but unvested PSUs subject to the CEO Awards granted to Jeremy Andrus. In April 2023, the Board approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives in connection with our initial public offering. As a result of the foregoing, we have incurred substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to these awards.
The accelerated vesting was determined to be a modification and therefore, we evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, we recorded approximately $40.5 million of accelerated stock-based compensation for the year ended December 31, 2022. As a result of the cancellation and termination of the unearned CEO PSUs and IPO PSUs, we recognized $27.5 million of stock-based compensation for the year ended December 31, 2023.

In addition, in connection with the completion of the Company’s IPO, Class B Units that were outstanding and vested were, as part of the statutory corporate conversion effected in July 2021, converted into shares of common stock of the Company. The Company recorded stock-based compensation expense of approximately $47.4 million as a result of the acceleration of vesting of the unvested Class B Units based on the IPO price of $18.00. Given the proximity of the modification to the IPO, the expense recorded by the Company was based on the actual conversion of the Class B Unit into common stock and the valuation of the Company at time of the IPO.
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Year-ended December 31,
	2023	2022
Net cash provided by operating activities	$64,042	$5,094
Net cash used in investing activities	(17,378)	(18,904)
Net cash provided by (used in) financing activities	(68,298)	48,625
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(21,634)	$34,815
Cash Flow from Operating Activities
During the year ended December 31, 2023, net cash provided by operating activities consisted of a net loss of $84.4 million and net non-cash adjustments to net loss of $111.3 million, partially offset by net changes in operating assets and liabilities of $37.2 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $15.0 million, amortization of intangible assets of $42.8 million, stock-based compensation of $53.2 million, amortization of the dedesignated cash flow hedge of $10.4 million, change in fair value of contingent consideration of $4.5 million, and unrealized losses on derivative contracts of $4.0 million. The increase in net cash from net changes in operating assets and liabilities during the year ended December 31, 2023 was primarily due to a decrease in inventories of $57.3 million as a result of strategic inventory management to rightsize inventory levels along with seasonality decreases, partially offset by an increase in accounts receivable of $17.7 million as a result of higher fourth quarter revenue partially driven by the seasonality of our accessories.
During the year ended December 31, 2022, net cash provided by operating activities consisted of net loss of $382.1 million and net non-cash adjustments to net loss of $379.7 million, partially offset by net changes in operating assets and liabilities of $7.5 million. Non-cash adjustments consisted of depreciation of property, plant, and equipment of $13.8 million, amortization of intangible assets of $42.7 million, stock-based compensation of $87.7 million, and unrealized losses on foreign currency contracts of $2.4 million. The increase in net cash from net changes in operating assets and liabilities during the year ended December 31, 2022 was primarily due to a decrease in accounts receivable of $51.1 million as a result of reduction in revenue and increased cash collections, partially offset by an increase in inventories of $11.9 million from increased inventory spending and a decrease in accounts payable and accrued expenses of $28.2 million due to the seasonality and timing of our payments.
Cash Flow from Investing Activities
During the year ended December 31, 2023, net cash used in investing activities was $17.4 million. The cash flow used was driven by the purchase of property, plant, and equipment of $19.9 million primarily related to improvement costs for our new corporate headquarters, tooling equipment, pellet mill machinery and equipment, and internal-use software and website development costs, partially offset from the sale of property, plant, and equipment of $3.0 million.
During the year ended December 31, 2022, net cash used in investing activities was $18.9 million. The cash flow used was driven primarily by the purchase of property, plant, and equipment of $18.4 million mainly related to internal-use software and website developments costs, the purchase of tooling equipment, and wood pellet production equipment.
Cash Flow from Financing Activities
During the year ended December 31, 2023, net cash used in financing activities was $68.3 million. The cash flow used was driven primarily by net repayments on our lines of credit under the Revolving Credit Facility and Receivables Financing Agreement of $55.3 million funded from our net cash provided by operating activities, as well as the payment of the acquisition date fair value related to the contingent consideration of $12.2 million.

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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as describe further below, the floating component was based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation. The outstanding amounts borrowed through the delayed draw term loan are recorded in the First Lien Term Loan Facility. As of December 31, 2023, the total principal amount outstanding on the First Lien Term Loan Facility was $403.8 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. Following completion of our IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until June 2023, as describe further below, the floating component was based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of December 31, 2023, we had no outstanding loan amounts under the Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. Upon an event of default, the assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
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
On August 9, 2022, we entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which we, in our sole discretion, deliver written notice to the Administrative Agent of our election to end the Covenant Amendment Period. During that period, our springing First Lien Net Leverage Ratio covenant was increased from 6.20 : 1.00 to

8.50 : 1.00 and a minimum liquidity covenant of $35.0 million was in effect. Liquidity was calculated as the sum of cash on our balance sheet, availability under our Revolving Credit Facility and availability under our Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when we request borrowings under our Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition decreased from $127.0 million to $102.0 million, and the use of certain restricted payments baskets were reduced or eliminated entirely.
In June 2023, we entered into a third amendment to the First Lien Credit Agreement which, amongst other things, implements certain changes in the reference rate from the Eurocurrency Base Rate to the Secured Overnight Financing Rate (as defined in the First Lien Credit Agreement). As of December 31, 2023, we were in compliance with the covenants under the New Credit Facilities.
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
On June 29, 2021, we entered into Amendment No. 1 to the Receivables Financing Agreement and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. As of December 31, 2023, we have drawn down $28.4 million under this facility for general corporate and working capital purposes. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to us on a regular basis. We are required to pay an annual upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility was set to terminate on June 29, 2024.
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and a mechanism was added to allow for seasonal adjustments to the maximum borrowing capacity, which can now be set between $30.0 million and $75.0. million. A seasonal adjustment schedule was established upon the effectiveness of Amendment No. 9, and further adjustments can be made up two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall. We were in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2023.
Contractual Obligations
As of December 31, 2023, significant contractual obligations related to debt were $403.8 million of principal borrowings and $158.0 million of related interest, which will become due on the maturity date of June 29, 2028. Projected interest costs on variable rate instruments were calculated using market rates at December 31, 2023. See Note 12 – Notes Payable to the accompanying consolidated financial statements for additional information regarding our Credit Facilities.
We have various lease agreements related to office space, warehouses, vehicles, and office equipment that expire at various dates through 2037. As of December 31, 2023, the future minimum rental payments under non-cancelable operating leases was $50.9 million. See Note 4 – Leases to the accompanying consolidated financial statements for additional information regarding our non-cancellable operating leases.

We also have purchase obligations consisting of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, the future minimum value of our non-cancellable unconditional purchase obligations was $6.7 million. See Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our purchase obligations.
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
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2023 and 2022, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
During 2022, as a result of sustained decreases in the Company’s publicly quoted share price, market capitalization and lower than expected operating results, the Company conducted an interim impairment analysis of its goodwill and long-lived assets. As a result of this analysis, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment during the second and third quarters of fiscal year 2022. The primary indicators of impairment were attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in the Company’s publicly quoted share price and market capitalization. As a result of these factors, the Company's operating results were lower than expected.
The Company estimated the reporting unit's fair value under the income approach, which utilizes a discounted cash flow model, and the market approach, which utilizes the guideline company model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies. As a result of the interim goodwill impairment tests we concluded that the carrying value of the single reporting unit exceeded its fair value and recorded $222.3 million of non-cash goodwill impairment charges for the fiscal year ended December 31, 2022. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures and market capitalization declines may result in additional impairments to goodwill and other long-lived assets.
Stock-Based Compensation
We record stock-based compensation expense related to Class B incentive units awards issued by TGP Holdings LP, formerly our parent company, consistent with the compensation expense associated with the holder of the incentive units. The units granted by TGP Holdings LP have been issued for services performed on behalf of us. Therefore, the expense associated with these awards is pushed down to us.
The incentive unit grants are measured for expensing purposes at the grant date based on the fair value of the award. The incentive unit grants consist of time-based vesting units, ordinary performance vesting units, and extraordinary performance vesting units. In connection with the completion of our IPO, we recorded stock-based compensation as a result of the acceleration of vesting of all unvested and outstanding Class B Units.
In addition, we award stock-based compensation to employees and directors under the 2021 Plan. We measure compensation expense for time-based restricted stock unit ("RSU") awards on a straight-line basis over the vesting schedule and for the performance-based RSU and restricted share awards we measure compensation expense on an accelerated attribution basis over the requisite service period. In addition, we recognize forfeitures as they occur, however, when an award is forfeited prior to the vesting date, we will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
We use the Monte Carlo pricing model to estimate the fair value of our performance-based RSU and restricted share awards as of the grant date, and use various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
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
Interest Rate Risk
We had cash and cash equivalents of $29.9 million and $39.1 million as of December 31, 2023 and 2022, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.8 million and $476.1 million of outstanding debt as of December 31, 2023 and 2022, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the

New Credit Facilities as of December 31, 2023, for every 100 basis point increase in the interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge or otherwise protect fluctuations on a portion of our variable rate debt as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements, and we may in the future use caps, collars, structured collars or other common derivative financial instruments to further reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi as well as our international sales primarily denominated in the Canadian dollar, Euro, and British pound. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of December 31, 2023 and 2022 but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty, and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our accompanying consolidated balance sheets, and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2023 and 2022, the net asset and liability fair values of our foreign currency contract positions was $0.1 million and $1.0 million, respectively. These foreign currency contract positions resulted in a net loss of $2.0 million and a net gain of $3.9 million for the year ended December 31, 2023 and 2022, respectively. At December 31, 2023, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $5.0 million or unrealized loss of approximately $4.1 million, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2023, we identified a material weakness in our internal controls over financial reporting related to the Company’s controls related to the accurate accounting and reporting of transactions subject to ASC 815 Derivatives and Hedging, which did not operate effectively to identify a misstatement within the accompanying consolidated financial statements.
In response to the material weakness, we re-designed and enhanced the control activity by: (i) implementing additional review procedures within our accounting department, (ii) implementing additional training of accounting personnel and (iii) enhancing our existing process and internal control documentation and financial statement preparation process, specifically including updates to accounting policies for derivatives and hedge instruments, to ensure completion of financial reporting and proper accounting in accordance with U.S. GAAP. During the fourth quarter of 2023, we successfully completed the testing of the re-designed control activity and determined it has been appropriately designed and implemented and operated effectively as of December 31, 2023 to conclude that the previously identified material weakness has been remediated.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by COSO in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2023, the Company's internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting

Other than the remediation plan executed as discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider Trading Arrangements and Policies.
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Jeremy Andrus	52	Chief Executive Officer, Chairman of the Board and Director
Dominic Blosil	42	Chief Financial Officer
Jim Hardy	64	President of Meater
Non-Employee Directors
Raul Alvarez	68	Lead Independent Director
Wendy A. Beck	59	Director
Martin Eltrich	51	Director
James Ho	46	Director
Daniel James	59	Director
Elizabeth C. Lempres	63	Director
James Manges	47	Director
Wayne Marino	63	Director
Steven Richman	64	Director
Harjit Shoan	49	Director
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
Jim Hardy was appointed as President of Apption Labs (d/b/a MEATER), our wholly-owned subsidiary, since June of 2023. Prior to that, Mr. Hardy served as our Chief Operating Officer since September 2022 and prior to that, as our Chief Supply Chain Officer from March 2021 until August 2022. Mr. Hardy has over 35 years of supply chain experience, having served as Chief Operating Officer of Fanatics, Inc., a retailer of licensed sports apparel and merchandise, from November 2017 to December 2019 and as Executive Vice President Global Operations of Under Armour, Inc. from March 2012 to March 2017. Mr. Hardy has also served on the board of directors of several private companies. Mr. Hardy received a B.S. in Industrial Engineering from the University of Florida.
Non-Employee Directors
Raul Alvarez has served as a member of our board of directors since May 2018 and as our lead independent director since July 2021. Mr. Alvarez is an Operating Partner of Advent International Corporation, a global private equity firm, a position he has held since July 2017. Mr. Alvarez has served on the board of directors of Eli Lilly and Company since 2009 and of Lowe’s Companies, Inc. since 2010, and he has served on the board of director of First Watch Restaurant Group, Inc. since August 2017 and as its chairman since December 2019. Mr. Alvarez also serves on the board of directors of several private companies. Mr. Alvarez previously served on the board of directors of Dunkin’ Brands Group, Inc. from 2012 until 2020, McDonalds Corporation, KeyCorp, Skylark Co., Ltd, and Realogy Holdings Corp. Mr. Alvarez received a B.B.A. in Accounting from the

University of Miami. We believe Mr. Alvarez is qualified to serve on our board of directors because of his extensive leadership experience, strong business acumen and public company board experience.
Wendy A. Beck has served as a member of our board of directors since July 2021. Ms. Beck most recently served as Executive Vice President and Chief Financial Officer for Norwegian Cruise Line Holdings, Inc., an American cruise line, from 2010 until March 2018. Prior to that, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza Inc. from 2008 to 2010, as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from 2004 through 2008 and as their Vice President and Chief Accounting Officer from 2001 through 2004, and as Vice President, Chief Financial Officer and Treasurer of Checkers Drive-In Restaurants, Inc. from 2000 through 2001 and previously served in other financial positions since 1993. Ms. Beck joined the board of directors of Academy Sports and Outdoors, Inc., or ASO, in December 2020 and serves on the audit committee and as chair of the nominating and corporate governance committee of ASO. She also served on the board of directors and the compensation committee of Bloomin’ Brands, Inc. from February 2018 until April 2022, and on the board of directors and chaired the audit committee of At Home Group Inc. from September 2014 to July 2021. Ms. Beck received her B.S. in Accounting from the University of South Florida and has been a Certified Public Accountant since 1992. We believe Ms. Beck is qualified to serve on our board of directors because of her executive leadership and her extensive financial and public company executive and board experience.
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
James Ho has served as a member of our board of directors since September 2017. Mr. Ho is a Partner at AEA Investors, which he joined in August 2001, and focuses on AEA’s investments in the consumer and services sectors. Currently, Mr. Ho serves on the board of directors of several private companies, including ThreeSixty. Mr. Ho received a B.A. in Economics and MMSS from Northwestern University. We believe Mr. Ho is qualified to serve on our board of directors because of his extensive knowledge and understanding of our business, consumer businesses, corporate strategy, corporate finance, and governance.
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
Elizabeth C. Lempres has served as a member of our board of directors since July 2021. Most recently, Ms. Lempres served as Senior Partner at McKinsey & Company, a management consulting firm, until her retirement in August 2017. Ms. Lempres has served on the board of directors of General Mills, Inc. since June 2019, Great-West Lifeco. Inc. since May 2018 until April 2022 and Axalta Coating Systems Ltd. from April 2017 until September 2022. Ms. Lempres also serves on the board of directors of several private companies. Ms. Lempres received an A.B. from Dartmouth College, a B.S. from Dartmouth College Thayer School of Engineering and an M.B.A. from Harvard Business School. We believe Ms. Lempres is qualified to serve on our board of directors because of her extensive leadership experience, strong business acumen and public company board experience.
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

Steven Richman has served as a member of our Board since October 2022. Mr. Richman has served as Group President of The Milwaukee Electric Tool Corporation, a manufacturer of power tools, since 2007. Previously, Mr. Richman served as Chief Executive Officer of Werner Co. from 2005 to 2007, and as President of SKIL and Bosch Power Tools Corporation from 1998 to 2004. Mr. Richman received a B.A. from University of California, Los Angeles. We believe Mr. Richman is qualified to serve on our Board due to his experience as a chief executive officer and other leadership positions in the consumer products and manufacturing industry.
Harjit Shoan has served as a member of our board of directors since September 2017. Mr. Shoan is a Senior Managing Director at OTPP, which he joined in June 2014. Currently, Mr. Shoan serves on the board of directors of several private companies, including Arterra Wines Canada. Mr. Shoan received a B.B.A. from Wilfrid Laurier University and an M.B.A. from the University of Oxford. Mr. Shoan is a CFA charterholder. We believe Mr. Shoan is qualified to serve on our board of directors because of his extensive experience in investing and corporate finance and his knowledge of consumer retail businesses.
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
The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2023)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	8,098,661 (2)	—	9,698,317 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	8,098,661	—	9,698,317
(1) Consists of the 2021 Plan.
(2) Consists of 8,098,661 outstanding RSUs under the 2021 Plan.
(3) The number of shares of our common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2023 and ending on and including January 1, 2031, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our board of directors.
The remaining information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-34 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.1
4.1	Form of Certificate of Common Stock	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement	8-K	08/03/21	10.2
4.3	Management Stockholders Agreement	8-K	08/03/21	10.3
4.4	Registration Rights Agreement	8-K	08/03/21	10.1
4.5	Description of Securities	10-K	03/28/22	4.5
10.1†	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2†	Traeger, Inc. 2021 Incentive Award Plan	10-K	03/28/22	10.2
10.3†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4†	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.5†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7†	Traeger, Inc. Deferred Compensation Plan	S-1/A	07/21/21	10.13

10.8†	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.9†	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.10†	Traeger, Inc. Non-Employee Director Compensation Program	S-1/A	07/21/21	10.3
10.11†	Traeger, Inc. Executive Change in Control Severance Plan	8-K	04/26/22	10.1
10.12†	Amended and Restated Employment Agreement, by and between Jeremy Andrus and Traeger Pellet Grills LLC, dated September 25, 2017	S-1	07/06/21	10.4
10.13†	Letter Agreement, by and between Jeremy Andrus and Traeger, Inc., dated August 2, 2021	10-Q	09/10/21	10.11
10.14	Letter Agreement, between Jeremy Andrus and Traeger, Inc., dated August 31, 2022	8-K	08/31/22	10.1
10.15†	Offer of Employment Letter, by and between Dominic Blosil and Traeger Pellet Grills LLC, dated January 28, 2014.	S-1	07/06/21	10.5
10.16†	Offer of Employment Letter, by and between Jim Hardy and Traeger Pellet Grills LLC, dated February 25, 2021.	10-K	03/28/22	10.14
10.17†	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 13, 2023.	10-Q	05/10/23	10.1
10.18†	Jim Hardy Letter Agreement, dated December 4, 2023.	8-K/A	12/07/23	10.1
10.19	First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.14
10.20	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 18, 2021.	10-Q	09/10/21	10.10
10.21	Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022.	10-Q	08/15/22	10.3
10.22	Amendment No. 3 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 2, 2023.	10-Q	08/07/23	10.3
10.23	Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.16

10.24	Amendment No. 1 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.17
10.25	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.	10-K	03/28/22	10.19
10.26	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022.	10-Q	08/15/22	10.2
10.27	Amendment No. 4 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 19, 2022.	10-Q	11/14/22	10.3
10.28	Amendment No. 5 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2022.	10-Q	11/14/22	10.5
10.29	Amendment No. 6 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 30, 2022.	10-Q	11/14/22	10.6
10.30	Waiver and Amendment No. 7 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2022.	10-Q	11/14/22	10.7
10.31	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2
10.32	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.	10-Q	11/09/23	10.3
10.33	Purchase and Contribution Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.18
10.34	Current Office Lease dated January 23, 2015, as amended April 1, 2015, February 8, 2016, November 22, 2016, December 4, 2017, and August 28, 2018.	S-1	07/06/21	10.19
10.35	Sublease, dated as of October 29, 2021, by and between Traeger Pellet Grills LLC and Verkada, Inc.	8-K	01/19/21	10.1

10.36	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2
10.37	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.	10-Q	11/09/23	10.3
10.38^	Planned Office Lease, dated November 4, 2020, as amended February 8, 2021.	10-K	03/28/22	10.23
10.39^	Second Amendment to Planned Office Lease, dated September 1, 2021.	10-K	03/28/22	10.24
21.1	List of Subsidiaries	10-K	03/28/22	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

97	Traeger, Inc. Policy for Recovery of Erroneously Awarded Compensation				*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*

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

TRAEGER, INC.

Date: March 7, 2024	By:	/s/ Jeremy Andrus
Jeremy Andrus
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Andrus	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 7, 2024
Jeremy Andrus

/s/ Dominic Blosil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2024
Dominic Blosil

/s/ Raul Alvarez	Director	March 7, 2024
Raul Alvarez

/s/ Wendy A. Beck	Director	March 7, 2024
Wendy A. Beck

/s/ Martin Eltrich	Director	March 7, 2024
Martin Eltrich

/s/ James Ho	Director	March 7, 2024
James Ho

/s/ Daniel James	Director	March 7, 2024
Daniel James

/s/ Elizabeth C. Lempres	Director	March 7, 2024
Elizabeth C. Lempres

/s/ James Manges	Director	March 7, 2024
James Manges

/s/ Wayne Marino	Director	March 7, 2024
Wayne Marino

/s/ Steven Richman	Director	March 7, 2024
Steven Richman

/s/ Harjit Shoan	Director	March 7, 2024
Harjit Shoan

TRAEGER, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Traeger, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Traeger, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in member’s and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Salt Lake City, Utah
March 7, 2024

TRAEGER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$29,921	$39,055
Restricted cash	—	12,500
Accounts receivable, net	59,938	42,050
Inventories	96,175	153,471
Prepaid expenses and other current assets	30,346	27,162
Total current assets	216,380	274,238
Property, plant, and equipment, net	42,591	55,510
Operating lease right-of-use assets	48,188	13,854
Goodwill	74,725	74,725
Intangible assets, net	470,546	512,858
Other long-term assets	8,329	15,530
Total assets	$860,759	$946,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$33,280	$29,841
Accrued expenses	52,941	52,295
Line of credit	28,400	11,709
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,608	5,185
Current portion of contingent consideration	15,000	12,157
Other current liabilities	495	1,470
Total current liabilities	133,974	112,907
Notes payable, net of current portion	397,300	468,108
Operating lease liabilities, net of current portion	29,142	9,001
Contingent consideration, net of current portion	—	10,590
Deferred tax liability	8,236	10,370
Other non-current liabilities	759	870
Total liabilities	569,411	611,846
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 125,865,303 and 122,624,414 as of December 31, 2023 and 2022	13	12
Additional paid-in capital	935,272	882,069
Accumulated deficit	(654,877)	(570,475)
Accumulated other comprehensive income	10,940	23,263
Total stockholders' equity	291,348	334,869
Total liabilities and stockholders' equity	$860,759	$946,715
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year-ended December 31,
	2023	2022	2021
Revenue	$605,882	$655,901	$785,545
Cost of revenue	382,325	427,129	484,780
Gross profit	223,557	228,772	300,765
Operating expense:
Sales and marketing	108,727	130,688	165,180
General and administrative	129,800	166,824	158,555
Amortization of intangible assets	35,554	35,554	34,379
Change in fair value of contingent consideration	4,698	10,002	3,800
Goodwill impairment	—	222,322	—
Restructuring costs	225	9,324	—
Total operating expense	279,004	574,714	361,914
Loss from operations	(55,447)	(345,942)	(61,149)
Other income (expense):
Interest expense	(31,275)	(27,885)	(26,646)
Loss on extinguishment of debt	—	—	(5,185)
Other income (expense), net	4,305	(7,127)	2,702
Total other expense	(26,970)	(35,012)	(29,129)
Loss before provision for income taxes	(82,417)	(380,954)	(90,278)
Provision for income taxes	1,985	1,186	1,489
Net loss	$(84,402)	$(382,140)	$(91,767)
Net loss per share, basic and diluted	$(0.68)	$(3.19)	$(0.82)
Weighted-average common shares outstanding, basic and diluted	123,726,252	119,698,776	112,374,669
Other comprehensive income (loss):
Foreign currency translation adjustments	$129	$(61)	$(86)
Change in cash flow hedge	(2,088)	23,410	—
Amortization of dedesignated cash flow hedge	(10,364)	—	—
Total other comprehensive income (loss)	(12,323)	23,349	(86)
Comprehensive loss	$(96,725)	$(358,791)	$(91,853)
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S AND STOCKHOLDERS' EQUITY
(in thousands, except unit and share amounts)

	Common Units		Common Stock			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Member’s and Stockholders' Equity
	Units	No Par Value	Shares	Amount	Member's Capital		Accumulated Deficit
Balance at January 1, 2021	108,724,422	$—	—	$—	$571,038	$—	$(96,550)	$—	$474,488
Effect of reorganization transaction	(108,724,422)	—	108,724,387	11	(571,038)	571,027	—	—	—
Issuance of common shares in IPO, net of issuance costs	—	—	8,823,529	1	—	142,274	—	—	142,275
Stock-based compensation	—	—	—	—	—	81,112	—	—	81,112
Net loss	—	—	—	—	—	—	(91,767)	—	(91,767)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(86)	(86)
Balance at December 31, 2021	—	$—	117,547,916	$12	$—	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	—	—	5,082,024	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(5,526)	—	—	(41)	—	—	(41)
Cumulative adjustment for adoption of ASC 842	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	—	—	—	87,697	—	—	87,697
Net loss	—	—	—	—	—	—	(382,140)	—	(382,140)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(61)	(61)
Change in cash flow hedge	—	—	—	—	—	—	—	23,410	23,410
Balance at December 31, 2022	—	$—	122,624,414	$12	$—	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	—	—	3,240,889	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	53,203	—	—	53,203
Net loss	—	—	—	—	—	—	(84,402)	—	(84,402)
Foreign currency translation adjustments	—	—	—	—	—	—	—	129	129

Change in cash flow hedge	—	—	—	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	—	—	—	(10,364)	(10,364)
Balance at December 31, 2023	—	$—	125,865,303	$13	$—	$935,272	$(654,877)	$10,940	$291,348
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,402)	$(382,140)	$(91,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant, and equipment	15,011	13,821	9,150
Amortization of intangible assets	42,770	42,726	38,350
Amortization of deferred financing costs	2,016	1,957	2,523
Loss on disposal of property, plant, and equipment	2,188	1,140	274
Deferred income taxes	(2,133)	(1,303)	(939)
Loss on extinguishment of debt	—	—	5,185
Stock-based compensation expense	53,203	87,697	81,112
Bad debt expense	(154)	(175)	468
Unrealized loss on derivative contracts	3,997	2,440	4,821
Amortization of dedesignated cash flow hedge	(10,364)	—	—
Change in fair value of contingent consideration	4,478	6,722	3,800
Goodwill impairment	—	222,322	—
Restructuring costs	—	2,046	—
Non-cash operating lease costs	188	331	—
Other non-cash adjustments	77	3	—
Change in operating assets and liabilities:
Accounts receivable, net	(17,735)	51,052	(26,365)
Inventories	57,295	(11,931)	(67,826)
Prepaid expenses and other current assets	(4,199)	(3,046)	(5,787)
Other non-current assets	(568)	78	(681)
Accounts payable and accrued expenses	2,374	(28,211)	19,182
Other non-current liabilities	—	(435)	73
Net cash provided by (used in) operating activities	64,042	5,094	(28,427)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(19,946)	(18,398)	(22,479)
Capitalization of patent costs	(460)	(506)	(563)
Proceeds from sale of property, plant, and equipment	3,028	—	—
Business combination, net of cash acquired	—	—	(56,855)
Net cash used in investing activities	(17,378)	(18,904)	(79,897)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	115,900	179,000	118,000
Repayments on line of credit	(171,209)	(145,429)	(67,862)
Proceeds from long-term debt	—	25,000	510,000
Repayments of long-term debt	(250)	(125)	(579,921)
Payment of deferred financing costs	—	—	(8,601)
Principal payments on finance lease liabilities	(514)	(505)	(382)
Payments of acquisition related contingent consideration	(12,225)	(9,275)	—
Taxes paid related to net share settlement of equity awards	—	(41)	—
Proceeds from initial public offering, net of issuance costs	—	—	142,274
Net cash provided by (used in) financing activities	(68,298)	48,625	113,508

Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,634)	34,815	5,184
Cash, cash equivalents, and restricted cash at beginning of period	51,555	16,740	11,556
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$29,921	$51,555	$16,740
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)	Year-ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$40,060	$25,138	$23,444
Cash paid for income taxes	$3,062	$2,844	$1,654
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$460	$1,116	$645
Property, plant, and equipment included in accounts payable and accrued expenses	$3,975	$2,134	$8,586
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, MEATER smart thermometers, apparel and other ancillary items). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period’s presentation. The reclassifications did not have a significant impact on the accompanying consolidated financial statements.
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made by management that present the greatest amount of estimation uncertainty include the fair value of contingent consideration obligations, customer credits and returns, obsolete reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.
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

	December 31,
	2023	2022	2021
Customer A	18%	14%	20%
Customer B	16%	16%	17%
Customer C	10%	15%	16%
Concentrations of credit risk exist to the extent credit terms are extended with four large customers that account for a significant portion of our trade accounts receivables. As of December 31, 2023, there were four large customers A, B, C, and D that accounted for 37%, 11%, 6%, and 14% of the Company's trade accounts receivable as compared to 31%, 20%, 8%, and 4% as of December 31, 2022. A business failure on the part of any one the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company's trade accounts receivable as of December 31, 2023 and 2022. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021.
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
Accounts Receivable, Net – The Company reports its accounts receivable based on the amount that is expected to be collected from its sales to customers. The accounts receivable balance is comprised of the amounts invoiced to customers and reduced by an estimated credit loss and a reserve for estimated returns, discounts and allowances. The Company estimates its credit losses over the contractual term of the receivable and establishes an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. The Company mitigates credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. The Company estimates the reserve for returns, discounts and allowances based on historical experience, contractual terms and agreed upon arrangements.
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
Derivative Instruments – The Company is exposed to the impact of changes in foreign currency exchange rates, and benchmark interest rates. The Company uses foreign exchange option contracts for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Chinese Renminbi, as well as a floating-to-fixed interest rate swap agreement to hedge a portion of the Company's variable rate debt. The Company accounts for these contracts in accordance with FASB ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized at fair value in the accompanying consolidated balance sheets, and that corresponding gains and losses are recognized in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company applies hedge accounting to the interest rate swap agreement and does not apply hedge accounting to the foreign exchange option contracts. For details associated with the Company's dedesignated interest rate swap hedging relationship, see Note 8 – Derivatives.
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
When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are derecognized from the respective accounts. The remaining carrying value along with any proceeds are considered and recognized as a gain or loss within general and administrative expense or selling and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. The cost of maintenance and repairs are expensed as incurred.
The Company capitalizes costs for internal-use software incurred during the application development stage. Software costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalizes costs incurred for software purchases and certain costs related to website development. Capitalized costs related to internal-use software, software purchases and website development are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within property, plant, and equipment, net on the accompanying consolidated balance sheets.
Leases – The Company primarily leases office space, vehicles, and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain of the Company’s leases contain renewal options for varying periods, which can be exercised both by mutual agreement and at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include options to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. As of December 31, 2023, the Company’s leases have remaining lease terms ranging from 1 month to 14 years.
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
When lease agreements provide allowances for leasehold improvements, the Company assesses whether it is the owner of the leasehold improvements for accounting purposes. When the Company concludes that it is the owner, it capitalizes the leasehold improvement assets and recognizes the related depreciation expense on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Additionally, the Company recognizes the amounts of allowances to be received from the lessor as a reduction of the lease liability and the associated right of use asset. When the Company concludes that it is not the owner, the payments that the Company makes towards the leasehold improvements are capitalized and ultimately recognized within the ROU asset upon lease commencement. Amounts recorded within ROU asset are recognized as a component of straight-line rent expense over the term of the lease.

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
The Company uses the rate implicit in the lease, when known, to discount future lease payments based on the information available on the commencement date for each lease. If the rate implicit in the lease is not known, the Company uses its incremental borrowing rate as the discount rate. The determination of the incremental borrowing rate requires judgment and is determined using the Company’s current secured borrowing rate, considering various factors aligned with the lease including total lease payments and lease term.
The Company subleases portions of its previous headquarters in three separate phases until the lease expires in 2026. Income from the subleased property is recognized on a straight-line basis and presented as a reduction of costs, allocated against general and administrative expenses in the Company’s accompanying consolidated statements of operations and comprehensive loss. Sublease income for the years ended December 31, 2023, 2022 and 2021 were immaterial.
Deferred Financing Costs – Costs incurred in connection with long-term debt financing are deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the related financing. Costs incurred in connection with the refinancing to the delayed draw, revolving credit facility and the amendments to the Receivables Financing Agreement are capitalized and recorded as other long-term assets on the accompanying consolidated balance sheets. These costs are being amortized to interest expense on a straight-line basis over the term of each respective credit facility.
Intangible Assets – Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is currently amortizing acquired intangible assets, including customer relationships, distributor relationships, non-compete arrangements, business trademarks and technology, over periods ranging between 2.5 years and 25 years. Amortization related to acquired patent technology and to capitalized patent costs are recorded as a component of cost of revenue and amortization related to acquired business trademarks, customer relationships, distributor relationships, and non-compete arrangements are recorded in amortization of intangible assets in the accompanying consolidated statement of operations and comprehensive loss.
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company currently operates as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the Company's reporting unit’s carrying amount exceeds its fair value, it will record an impairment charge based on that difference.

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company projects the future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare its reporting unit to similar publicly traded companies.
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
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2023 and 2022, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
However, the Company identified impairment indicators during the second and third quarters of 2022 and performed interim goodwill quantitative impairment assessments. As a result, the carrying value of the single reporting unit exceeded its fair value, and the Company recorded $222.3 million of non-cash goodwill impairment charge during the fiscal year ended December 31, 2022. For details associated with the Company's interim goodwill impairment testing, see Note 11 – Goodwill and Intangibles.
Impairment of Assets – Long-lived assets, including property, plant, and equipment, operating right-of-use assets, and finite-lived intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset or asset group. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company concluded there were no indicators of impairment identified at December 31, 2023 and 2022.
Fair Value of Financial Instruments – For financial assets and liabilities recorded at fair value on a recurring or a non-recurring basis, fair value is the price the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3: Significant inputs to the valuation model are unobservable.
The carrying amounts reported in the Company’s accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s accompanying consolidated balance sheets for the variable rate Revolving Credit Facility (defined below) also approximate its fair value. The fair value of the fixed rate First Lien Term Loan Facility (defined below) is not readily determinable, because the information is not available. For details associated with the Company's fair value measurement of financial instruments, see Note 9 – Fair Value Measurements.
Contingent Consideration – The purchase consideration associated with the acquisition of Apption Labs Limited (together with its subsidiaries, "Apption Labs") includes contingent cash consideration payable to the sellers based on achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2021, 2022 and 2023. The fair value of contingent consideration obligation is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The Company includes the fair value of this contingent obligation in current and non-current contingent consideration in the accompanying consolidated balance sheets.
At each reporting period, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in the accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets. Based on the achievement of the fiscal year 2023 performance targets, the Company expects to pay $15.0 million during the first half of fiscal year 2024.
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
Warranty Costs – The Company generally provides its customers with a three-year limited warranty on residential model pellet grills and a one-year warranty on accessories for defects in material and workmanship under normal use and maintenance. Warranty liabilities are recorded on the basis of grills and accessories sold and reflect management’s estimate of warranty related costs expected to be incurred during the respective unexpired warranty periods. Management’s estimates of warranty costs are based on historical as well as current product replacement and related delivery costs incurred and warranty policies. Warranty claims expense is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss.

On December 14, 2023, the Company announced a voluntary recall of its Flatrock flat top grill which impacted the operating results by $2.6 million due to estimated product returns, recall charges, inventory-write offs, logistics and rework and estimated legal costs for the year ended December 31, 2023.
Sales and Marketing – Sales and marketing expenses consist primarily of the advertising and marketing of its products and personnel-related expenses, including salaries, benefits and stock-based compensation expense, as well as sales incentives and professional services. These costs are included in selling and marketing expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
Advertising Costs – The Company incurs non-direct response advertising costs which are expensed as incurred. Advertising expense was $39.8 million, $48.4 million and $58.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in selling and marketing expense on the accompanying consolidated statements of operations and comprehensive loss.
General and Administrative – General and administrative expense consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation and facilities for executive, finance, accounting, legal, human resources, and information technology functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance. These costs are included in general and administrative expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits and stock-based compensation expense, as well as professional services, prototype materials and software platform costs. Research and development expense was $11.5 million, $10.8 million and $18.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations and comprehensive loss.
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
The preparation of consolidated financial statements in conformity with ASC 740, Income Taxes, requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no uncertain tax positions that would require adjustment to the consolidated financial statements to comply with the provisions of the guidance. The Company has elected to record any interest and penalties related to uncertain tax positions within interest expense on the accompanying consolidated statements of operations and comprehensive loss. No interest and penalties related to uncertain tax positions were recorded for either the year-ended December 31, 2023, 2022 or 2021, respectively.
The Company has recorded research and development tax credits that are available for developing new or improved or innovative products, processes, software or inventions.
Stock-Based Compensation – The Company recorded stock-based compensation expense related to Class B incentive units awards issued by TGP Holdings LP consistent with the compensation expense associated with the holder of the incentive units. The units granted by TGP Holdings LP have been issued for services performed on behalf of the Company. Therefore, the expense associated with these awards is pushed down to the Company.

The incentive unit grants are measured for expensing purposes at the grant date based on the fair value of the award. The incentive unit grants consisted of time-based vesting units, ordinary performance vesting units, and extraordinary performance vesting units. In connection with the completion of the Company’s IPO, the Company recorded stock-based compensation as a result of the acceleration of vesting of all unvested and outstanding Class B Units.

In addition, the Company awards stock-based compensation to employees and directors under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), which is described in Note 15 – Stock-Based Compensation. The Company measures compensation expense for time-based restricted stock unit ("RSU") awards on a straight-line basis over the vesting schedule and for the performance-based RSU and restricted share awards we measure compensation expense on an accelerated attribution basis over the requisite service period. In addition, the Company recognizes forfeitures as they occur, however, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been provided.
The Company uses the Monte Carlo pricing model to estimate the fair value of its performance-based RSU and restricted share awards as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
Comprehensive Loss – The Company's comprehensive loss is determined based on net loss adjusted for gains and losses on foreign currency translation adjustments and the interest rate swap, as well as amortized gains and losses associated with the dedesignated interest rate swap.
Foreign Currency – The Company has foreign subsidiaries for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local currencies. The functional currency of these foreign subsidiaries that either operate or support these operations are generally the same as the Company's functional currency. Results of operations for the Company’s consolidated foreign subsidiaries are remeasured from the local currency to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities are remeasured at the exchange rate in effect at the reporting date. Non-monetary assets and liabilities and equity accounts of consolidated foreign subsidiaries are carried at historical values. Resulting gains or losses from remeasuring foreign currency financial statements are recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included in other income (expense), net on the accompanying consolidated statements of operations and comprehensive loss. The Company recorded a net foreign exchange loss of $0.1 million, $3.2 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Retirement Plan – The Company maintains a defined contribution retirement plan (“401(k) plan”) for all full-time employees in the United States. This 401(k) plan allows employees to contribute a portion of their eligible compensation up to the certain maximum dollar limits set by the Internal Revenue Service. The Company made matching contributions to the 401(k) plan of $2.0 million, $2.3 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The expenses are recorded consistent with the payroll expense associated to each individual employee to whom the matching contributions pertains.
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
New Accounting Pronouncements Recently Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The Company has adopted this guidance effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s accompanying consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offering Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The Company adopted this ASU in the second quarter of 2023. Adoption of this new standard did not have a material impact on the Company's accompanying consolidated financial statements and related disclosures.
New Accounting Pronouncements Issued but Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the fiscal periods indicated (in thousands):

	Year-ended December 31,
Revenue by product category	2023	2022	2021
Grills	$299,346	$355,441	$544,200
Consumables	114,901	131,342	136,216
Accessories	191,635	169,118	105,129
Total revenue	$605,882	$655,901	$785,545

	Year-ended December 31,
Revenue by geography	2023	2022	2021
North America	$536,496	$598,839	$737,402
Rest of world	69,386	57,062	48,143
Total revenue	$605,882	$655,901	$785,545

	Year-ended December 31,
Revenue by sales channel	2023	2022	2021
Retail	$451,759	$502,884	$689,437
Direct to consumer	154,123	153,017	96,108
Total revenue	$605,882	$655,901	$785,545
4 – LEASES
The Company has various lease agreements related to office space, warehouses, vehicles, and office equipment. The leases expire at various dates through 2037, which are primarily accounted for as operating leases.
In November 2020, the Company entered into a lease agreement to rent an office building in Salt Lake City, UT, that will be used as the Company's new corporate headquarters, consisting of approximately 94,000 square feet of space that expires in

2037. In accordance with ASC 840, for build-to-suit lease arrangements where the Company is involved in the construction of structural improvements prior to the commencement of the lease or take some level of construction risk, the Company was considered the owner of the assets and land during the construction period. Accordingly, upon commencement of construction activities, the Company recorded a construction in progress asset and a corresponding financing liability.
On January 1, 2022, the Company adopted ASC 842 and determined it did not control the use of the identified asset under construction and therefore derecognized the build-to-suit asset and related liabilities. Since the Company did not control the underlying asset being constructed, the Company did not recognize an operating ROU asset and lease liability. During the construction period and prior to the commencement date, the Company incurred lease payments and costs relating to the construction and design of the underlying asset and recognized such costs as prepayments and noncash lease payments in accordance with ASC 842.
On December 8, 2023, the Company obtained control to use the underlying asset being constructed which resulted in the lease commencement and recognition of an additional operating ROU asset and lease liability of $37.7 million and $21.8 million, respectively, with the difference between the ROU asset and the lease liability being primarily due to the funding of $14.9 million for lessor owned leasehold improvements and $1.0 million of prepaid rent expense.
The following table presents the components of lease costs (in thousands):

	Year-ended December 31,
	2023	2022
Operating lease costs	$6,293	$6,476
Variable lease costs	1,311	1,561
The following table presents lease terms and discount rates:

	Year-ended December 31,
	2023	2022
Weighted average remaining lease term	10.67	4.54
Weighted average discount rate	7.83%	4.28%
At December 31, 2023, future lease payments (receipts) under operating leases were as follows (in thousands):

	Operating Lease Liabilities	Operating Sublease
2024	$5,865	$(1,979)
2025	5,465	(2,029)
2026	4,411	(1,035)
2027	3,461	—
2028	3,419	—
Thereafter	28,323	—
Total lease payments (receipts)	50,944	(5,043)
Less: Effect of discounting to net present value	(18,194)
Present value of lease liabilities	$32,750
The following table presents supplemental cash flow information (in thousands):

	Year-ended December 31,
	2023	2022
Cash payments used in operating cash flows from lease arrangements	$6,112	$6,313
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,589	$21,525
Derecognition of right-of-use assets due to reassessment of lease term	$(33)	$(596)
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivables, net consists of the following (in thousands):

	December 31,
	2023	2022
Trade accounts receivable	$77,299	$56,822
Allowance for expected credit losses	(549)	(867)
Reserve for returns, discounts and allowances	(16,812)	(13,905)
Total accounts receivable, net	$59,938	$42,050
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$6,645	$7,110
Work in process	9,798	12,155
Finished goods	79,732	134,206
Inventories	$96,175	$153,471
Included within inventories are adjustments of $3.1 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrual for inventories in-transit	$9,927	$7,987
Warranty accrual	7,240	7,368
Accrued compensation and bonus	6,935	4,499
Other	28,839	32,441
Accrued expenses	$52,941	$52,295
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	December 31,
	2023	2022	2021
Warranty accrual, beginning of period	$7,368	$8,326	$6,728
Warranty claims	(6,262)	(7,601)	(7,693)
Warranty costs accrued	6,134	6,643	9,291
Warranty accrual, end of period	$7,240	$7,368	$8,326
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

As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income (loss) within the accompanying consolidated statements of operations and comprehensive loss, to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income within the accompanying consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the accompanying consolidated statement of cash flows.
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation total amount recorded in accumulated other comprehensive income ("AOCI") was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of December 31, 2023 the Company had $11.5 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying consolidated balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	December 31,
	2023	2022	2021
Gross asset fair value	$16,248	$23,410	$—
Gross liability fair value	—	—	—
Net asset fair value	$16,248	$23,410	$—
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
The Company had outstanding foreign currency contracts as of December 31, 2023 and 2022. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other non-current liabilities on the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	December 31,
	2023	2022
Gross Asset Fair Value	$76	$—
Gross Liability Fair Value	—	1,001
Net Fair Value	$76	$1,001
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying consolidated statements of operations and comprehensive loss as follows for the fiscal periods indicated (in thousands):

	December 31,
	2023	2022	2021
Realized gain (loss)	$(3,080)	$(1,527)	$8,199
Unrealized gain (loss)	1,033	(2,396)	(4,821)
Total gain (loss)	$(2,047)	$(3,923)	$3,378
9 – FAIR VALUE MEASUREMENTS
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2023	2022
Assets:
Derivative assets—foreign currency contracts (1)	2	$76	$—
Derivative assets—interest rate swap contract (2)	2	16,248	23,410
Total assets		$16,324	$23,410

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$—	$1,001
Contingent consideration—earn out (4)	3	15,000	22,747
Total liabilities		$15,000	$23,748
(1)Included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.
(2)Included in prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets.
(3)Included in other current liabilities in the accompanying consolidated balance sheets.
(4)Included in current and non-current contingent consideration in the accompanying consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. For the years ended December 31, 2023 and 2022, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
On November 10, 2022, the Company entered into the second amendment to the share purchase agreement associated with the Apption Labs business combination to extend the earn out period through the end of fiscal year 2023. This amendment also modified the contingent consideration calculation associated with the achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2022 and 2023. The remaining amount the Company expects to pay under the contingent consideration arrangement is $15.0 million, becoming due during the first half of fiscal year 2024.
The fair values of the Company's contingent consideration earn out obligation was estimated using a Black Scholes model. Key assumptions used in these estimates include the weighted average cost of capital and the probability assessments with respect to the likelihood of achieving the forecasted performance targets consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in the accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

The following table presents the fair value of contingent consideration (in thousands):

	Year-ended December 31,
	2023	2022	2021
Contingent consideration, beginning of period	$22,747	$25,300	$—
Acquisition date fair value of contingent consideration	—	—	21,500
Payments of contingent consideration	(12,445)	(12,555)	—
Change in fair value of contingent consideration	4,698	10,002	3,800
Contingent consideration, end of period	$15,000	$22,747	$25,300
The following table reconciles the changes in fair value of contingent consideration and payments of contingent consideration to the accompanying consolidated statement of cash flows and consolidated statements of operations and comprehensive loss (in thousands):

	Year-ended December 31,
	2023	2022	2021
Total payment of contingent consideration	$12,445	$12,555	$—
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(220)	(3,280)	—
Acquisition date fair value of contingent consideration (2)	$12,225	$9,275	$—

Change in fair value of contingent consideration (3)	$4,698	$10,002	$3,800
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(220)	(3,280)	—
Net change in fair value of contingent consideration (4)	$4,478	$6,722	$3,800
(1)Included in the change in fair value of contingent consideration as an operating activity in the accompanying consolidated statement of cash flows.
(2)Agrees to the payments of acquisition related contingent consideration as a financing activity within the accompanying consolidated statement of cash flows.
(3)Agrees to the change in fair value of contingent consideration in the accompanying consolidated statement of operations and comprehensive loss.
(4)Agrees to the change in fair value of contingent consideration as an operating activity in the accompanying consolidated statement of cash flows.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of December 31, 2023		As of December 31, 2022
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,825	$357,498	$476,070	$393,236
Total liabilities	$403,825	$357,498	$476,070	$393,236
(1)Included in the current portion of notes payable and notes payable, net of current portion in the accompanying consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.

10 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Land and buildings	$1,972	$1,472
Machinery and equipment	25,292	22,371
Leasehold improvements	11,783	9,538
Office equipment and fixtures	20,580	16,362
Vehicles	2,954	3,122
Computer software and hardware	23,358	21,668
Property, plant, and equipment, gross	85,938	74,533
Plus: construction in progress	8,026	19,353
Less: accumulated depreciation	(51,374)	(38,376)
Property, plant, and equipment, net	$42,591	$55,510
Depreciation expense related to property, plant, and equipment recorded in cost of revenue was $7.1 million, $6.2 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense related to property, plant, and equipment recorded in general and administrative expense was $7.9 million, $7.6 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
11 – GOODWILL AND INTANGIBLES
The amount of goodwill is primarily attributable to the allocations of the purchase price from the acquisition of Traeger Pellet Grills Holdings LLC on September 25, 2017 (the "Transaction") and the acquisition of Apption Labs on July 1, 2021. Changes in the carrying amount of goodwill during the fiscal years ended December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023	2022
Goodwill, beginning of period	$74,725	$297,047
Goodwill impairment	—	(222,322)
Goodwill, end of period	$74,725	$74,725
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2023 and 2022, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
During the second and third quarters of fiscal year 2022, the Company experienced a sustained decrease in its publicly quoted share price, market capitalization and lower than expected operating results. As such, the Company conducted an impairment analysis of its goodwill and long-lived assets. and concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment. As a result of the interim quantitative impairment assessments, the goodwill carrying value of the single reporting unit exceeded its fair value, and the Company recorded $222.3 million of non-cash goodwill impairment charge during the fiscal year ended December 31, 2022.

Intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(139,463)	$238,930
Trademark	24	281,700	(70,601)	211,099
Technology	5	36,300	(19,731)	16,569
Distributor relationships	8	2,400	(750)	1,650
Non-compete arrangements	2.5	700	(700)	—
Favorable lease position	8	51	(42)	9
Other intangible assets	11	2,920	(632)	2,288
Total		$702,464	$(231,919)	$470,546

	December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(116,857)	$261,537
Trademark	24	281,700	(58,271)	223,429
Technology	5	36,300	(12,700)	23,600
Distributor relationships	8	2,400	(450)	1,950
Non-compete arrangements	2.5	700	(420)	280
Favorable lease position	8	51	(35)	16
Other intangible assets	11	2,519	(473)	2,046
Total		$702,064	$(189,206)	$512,858
The preponderance of the customer relationships and trademark were pushed down from the purchase accounting in the Transaction (as defined above) in 2017.
Estimated annual amortization expense for the next five years and thereafter for the years ending December 31, (in thousands):

2024	$42,305
2025	41,863
2026	38,604
2027	35,356
2028	35,356
Thereafter	276,150
Total	$469,634
Amortization expense related to intangible assets recorded in cost of revenue was $7.2 million, $7.2 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense related to intangible assets recorded in amortization of intangible assets was $35.6 million, $35.6 million and $34.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
12 – NOTES PAYABLE
Notes payable refers to the corporate level debt facilities. The Company’s corporate debt is incurred and guaranteed by certain of its operating subsidiaries, but it is not guaranteed by the Company or any parent entities above the borrower and guarantors in the ownership structure.

The Company’s corporate level consolidated outstanding debt is as follows (dollars in thousands):

	December 31,		Interest rate as of December 31, 2023
	2023	2022
First lien credit agreement:
First lien term loan facility, matures June 2028	$403,825	$404,070	8.7%
Revolving credit facility, matures June 2026	—	72,000	8.7%
Total notes payable	403,825	476,070
Less: unamortized deferred financing costs	(6,275)	(7,712)
Less: current maturities	(250)	(250)
Notes payable, net of current portion	$397,300	$468,108
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). Until June 2023, as described below, the floating component is based on the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. The delayed draw term loan includes a variable commitment fee, which is based on the fixed interest rate and ranges from 0% to the Applicable Rate (as defined in the First Lien Credit Agreement). During 2022, the Company borrowed $25.0 million under the delayed draw term loan, for purposes of financing the Company's earn out obligation.
Loans under the Revolving Credit Facility, accrue interest at a rate per annum that considers both fixed and floating components. Following the completion of the Company's IPO in July 2021, the fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Until June 2023, as described below, the floating component is based on the Eurocurrency Base Rate for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026, and no principal payments are due before such date.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. Upon event of default, the assets of Traeger SPE LLC, substantially consisting of the Company's accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. The Company was in compliance with the covenants under the Credit Facilities as of December 31, 2023.
On August 9, 2022, the Company entered into a second amendment (the “Amendment”) to the First Lien Credit Agreement to provide for a “Covenant Amendment Period” (as defined therein) through and including the earlier of June 30, 2023 and the date on which the Company, in its sole discretion, delivers written notice to the Administrative Agent of the Company's election to end the Covenant Amendment Period. During that period, the Company's springing First Lien Net Leverage Ratio covenant was increased from 6.20 : 1.00 to 8.50 : 1.00 and a minimum liquidity covenant of $35.0 million was in effect. Liquidity was calculated as the sum of cash on the Company's balance sheet, availability under the Revolving Credit Facility and availability under the Receivables Financing Agreement (as defined below), and the minimum liquidity covenant will be tested only if and when the Company requests borrowings under the Revolving Credit Facility. During the Covenant Amendment Period, the fixed dollar portion of the “Fixed Dollar Amount” definition decreased from $127.0 million to $102.0 million, and the use of certain restricted payments baskets were reduced or eliminated entirely.
In June 2023, the Company entered into a third amendment to the First Lien Credit Agreement which, amongst other things, implements certain changes in the reference rate from the Eurocurrency Base Rate to the Secured Overnight Financing Rate (as defined in the First Lien Credit Agreement). As of December 31, 2023, the Company was in compliance with these amended covenants under the Amendment.
Future maturities of the notes payable are as follows as of December 31, (in thousands):

2024	$250
2025	250
2026	250
2027	250
2028	402,825
Thereafter	—
Total	$403,825
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
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and a mechanism was added to allow for seasonal adjustments to the maximum borrowing capacity, which can now be set between $30.0 million and $75.0 million. A seasonal adjustment schedule was established upon the effectiveness of Amendment No. 9, and further adjustments can be made up two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall. We were in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2023.

As of December 31, 2023, the Company has drawn down on its accounts receivable facility in the amount of $28.4 million for general corporate and working capital purposes.
14 – COMMITMENTS AND CONTINGENCIES
Unconditional purchase commitments
The Company has unconditional purchase commitments for cloud-hosting costs, software licenses, and other professional fees. Future minimum payments under these unconditional purchase commitments are as follows as of December 31, (in thousands):

2024	$4,396
2025	2,099
2026	253
2027	—
2028	—
Thereafter	—
Total	$6,748
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
15 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan"), became effective as of July 28, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of our common stock available for issuance under awards granted pursuant to the 2021 Plan was equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2024 and January 1, 2023, an additional 6,293,265 shares and 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
On July 20, 2021, the board of directors approved grants of restricted stock units (“RSUs”) covering 12,163,242 shares of common stock that became effective in connection with the completion of the Company’s IPO, which included 7,782,957 RSUs underlying the CEO Awards and 4,380,285 RSUs underlying the IPO RSUs granted to other employees, directors, and certain non-employees.
CEO Awards
The awards include a combination of time-based and performance-based RSUs. Specifically, time-based RSUs covering 2,594,319 shares ("RSU CEO Award") and performance-based RSUs ("PSUs") covering 5,188,638 shares ("PSU CEO Award") were granted to Mr. Andrus (the "CEO").
Other IPO Awards
The RSUs granted to other employees, directors, and certain non-employees, included 3,635,287 time-based RSUs ("IPO RSUs") and 744,998 performance-based RSUs ("IPO PSUs") granted to certain senior-level executives of the Company.
IPO RSUs
The IPO RSUs vest based on certain time-based conditions set forth in the applicable award agreement. IPO RSUs granted to certain senior executives of the Company were originally eligible to vest as to 50% of the underlying shares on each of the third and fourth anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries. In August 2022, the vesting schedules of the IPO RSUs held by certain executives and employees were amended such that the IPO RSUs are eligible to vest as to one-third of the underlying shares on each of the first, second and third anniversaries of the closing of the IPO, subject to continued employment with the Company or one of its subsidiaries
Letter Agreement
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
The approval for the acceleration of vesting was determined to be a modification and therefore, the Company evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification of the CEO Awards, the Company recorded approximately $39.4 million of accelerated stock-based compensation for the year ended December 31, 2022.
CEO and IPO PSU Cancellations; Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, our board of directors approved the cancellation and termination of the unearned CEO PSUs and IPO PSUs originally granted to the executives on August 2, 2021. As a result, the Company recognized $27.5 million of stock-based compensation expense during the year ended December 31, 2023 related to the cancellations.
On the same day, our board of directors approved a grant to the CEO of an award of 1,037,728 performance-based restricted shares (the “Performance Shares”). The Performance Shares were issued under the 2021 Plan and are intended to retain and incentivize the CEO to lead the Company to sustained, long-term superior financial performance.
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
The vesting of the Performance Shares is in all cases subject to the CEO’s continued service as the Company's Chief Executive Officer or Executive Chairman of our board of directors.
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
For RSUs and for PSUs, and Performance Shares the compensation expense is recognized on a straight-line basis over the vesting schedule and on an accelerated basis over the requisite service period, respectively. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
The Company uses the Monte Carlo pricing model to estimate the fair value of its PSUs and Performance Shares as of the grant date, and uses various simulations of future stock prices through the Stochastic model to estimate the fair value over the remaining term of the performance period as of the grant date.
A summary of the time-based restricted stock unit activity for the year ended December 31, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,923,835	$6.73
Granted	4,638,063	3.90
Vested	(2,203,161)	7.58
Forfeited	(260,077)	7.68
Outstanding at December 31, 2023	8,098,660	$4.84
As of December 31, 2023, the Company had $27.2 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.96 years.
A summary of the performance-based restricted stock unit activity during the year ended December 31, 2023 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	4,714,242	$12.59
Modified	(1,037,728)	15.13
Granted	—	—
Vested	—	—
Forfeited	(3,676,514)	11.87
Outstanding at December 31, 2023	—	$—
As of December 31, 2023, the Company had no unrecognized stock-based compensation expense related to unvested performance-based units.
A summary of the performance-based restricted share activity for the year ended December 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	—	$—
Granted	1,037,728	15.58
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	1,037,728	$15.58
As of December 31, 2023, the Company had $4.7 million of unrecognized stock-based compensation expense related to unvested performance-based restricted share that is expected to be recognized over a weighted-average period of 2.58 years.

Summary of Stock-Based Compensation
The Company's stock-based compensation was classified as follows in the accompanying consolidated statements of operations and comprehensive loss for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2023	2022	2021
Cost of revenue	$74	$202	$947
Sales and marketing	4,115	3,796	16,401
General and administrative	49,014	83,699	63,764
Total stock-based compensation	$53,203	$87,697	$81,112
16 – INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of loss before income taxes were as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2023	2022	2021
Domestic	$(96,517)	$(380,014)	$(83,172)
Foreign	14,100	(940)	(7,106)
Loss before provision for income taxes	$(82,417)	$(380,954)	$(90,278)
Provision for income taxes consisted of the following components for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2023	2022	2021
Current:
Federal	$12	$241	$124
State	95	8	208
Foreign	4,018	2,247	2,095
Total current tax expense	$4,125	$2,496	$2,427
Deferred expense:
Federal	$(26)	$—	$1
State	26	—	—
Foreign	(2,140)	(1,310)	(939)
Total deferred tax benefit	$(2,140)	$(1,310)	$(938)
Provision for income taxes	$1,985	$1,186	$1,489

Reconciliations of the differences between the effective and statutory income tax rates are as follows for the fiscal periods indicated:

	Year-ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.3	3.2	3.7
Foreign rate differential	(0.5)	(0.1)	(2.0)
Stock-based compensation	(15.3)	(3.8)	(14.3)
Global intangible low-taxed income	(5.3)	(0.6)	(1.6)
Non-deductible items	(2.3)	(1.1)	(1.1)
Research and development credits	1.0	0.1	0.6
Change in partnership investment	15.7	(0.9)	(3.0)
Changes in valuation allowance	(25.6)	(19.5)	(5.4)
Changes in tax rates	0.5	—	(0.7)
Return to provision	3.2	—	—
Other	4.9	1.4	1.0
	(2.4)%	(0.3)%	(1.7)%
The differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 are primarily due to the changes in valuation allowance, state taxes, and stock-based compensation.
The amounts that comprised deferred income tax assets, net are as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$33,706	$30,785	$19,483
Sec. 163(j) interest	17,032	9,948	3,342
Tax credits	2,033	1,516	1,206
Stock-based compensation	—	1	68
Property and equipment	76	78	—
Deferred compensation	—	—	722
Operating lease liabilities	78	168	—
Investments	66,367	55,952	340
Other	365	180	—
Less: valuation allowance	(119,231)	(98,211)	(25,092)
Total deferred tax assets	$426	$417	$69
Deferred tax liabilities:
Property and equipment	$(809)	$(645)	$(229)
Intangible assets	(7,769)	(9,971)	(11,513)
Investments	—	—	—
Operating right-of-use assets	(84)	(171)	—
Total deferred tax liabilities	$(8,662)	$(10,787)	$(11,742)
Net deferred tax liability	$(8,236)	$(10,370)	$(11,673)
As of December 31, 2023, the Company has net operating loss carryforwards of approximately $130.0 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $103.5 million of these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The federal net operating losses will begin to expire in 2037 if not utilized. The Company is not aware of any restrictions or limitations on use of the net operating losses under Internal Revenue Code Section 382. The Company has net operating loss carryforwards of approximately $86.3 million for state income tax purposes, which will be available to offset future taxable income. The state net operating losses will begin to expire in 2024 if not utilized. Due to cumulative losses, the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2023, 2022 and 2020, respectively.
The Company also has federal research and development tax credit carryforwards of $2.8 million and state research and development tax credit carryforwards of $0.8 million, which begin to expire in 2038 and 2032, respectively, if not utilized.
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
The following summarizes activity related to unrecognized tax benefits for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2023	2022	2021
Unrecognized benefit—beginning of the year	$1,056	$908	$—
Gross increases—current period positions	184	196	908
Gross increases—prior period positions	179	—	—
Gross decreases—prior period positions	—	(48)	—
Unrecognized benefit—end of the year	$1,419	$1,056	$908
The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months. At December 31, 2023, the Company had $1.4 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards, none of which would impact the effective tax rate if recognized.
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of interest expense from continuing operations in the accompanying consolidated statements of operations and comprehensive loss. No interest or penalties have been recorded through the year ended December 31, 2023.
The Company files tax returns in the United States and in various foreign and state jurisdictions. All of the Company's tax years remain open to examination by major taxing jurisdictions to which the Company is subject, as carryforward attributes generated in past years may still be adjusted upon examination by the Internal Revenue Service or state and foreign tax authorities if they have or will be used in future periods. The Company is not under examination by any jurisdiction as of December 31, 2023. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2021.
17 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $5.8 million, $6.4 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts payable to the third party at December 31, 2023 and 2022 was $1.0 million and $0.4 million, respectively.
18 – EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Year-ended December 31,
	2023	2022	2021
Net loss	$(84,402)	$(382,140)	$(91,767)

Weighted-average common shares outstanding—basic	123,726,252	119,698,776	112,374,669
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—
Weighted-average common shares outstanding—diluted	123,726,252	119,698,776	112,374,669

Loss per share
Basic and diluted	$(0.68)	$(3.19)	$(0.82)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Year-ended December 31,
	2023	2022	2021
Restricted stock units and performance shares	8,098,660	10,638,077	12,208,496
19 – RESTRUCTURING PLAN
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
Costs associated with the 2022 restructuring plan recorded in cost of revenue was $0 and $2.2 million for the years ended December 31, 2023, and 2022, respectively. Costs associated with the 2022 restructuring plan recorded in restructuring costs was $0 and $9.3 million for the years ended December 31, 2023 and 2022, respectively.
A summary of the activity in the restructuring reserve in connection with the Company's 2022 restructuring plan recorded in accrued expenses within the accompanying consolidated balance sheets as follows (in thousands):

	Employee Related Costs	Contract Exit Costs
Balance at December 31, 2021	$—	$—
Net additions charged to expense	2,262	7,506
Cash payments against reserve	(2,127)	(4,553)
Balance at December 31, 2022	$135	$2,953
Net additions charged to expense	—	225
Cash payments against reserve	(135)	(3,178)
Balance at December 31, 2023	$—	$—