Form 10-Q
period 2024-03-31
Traeger, Inc.
filed 2024-05-09
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

(801) 701-7180
(Registrant's telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2024, there were 128,869,832 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, issues in relation to environmental, social and governance (“ESG”) matters, both in relation to our own operations and the operations of our supply chain partners, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 8, 2024. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,620	$29,921
Accounts receivable, net	79,049	59,938
Inventories	99,902	96,175
Prepaid expenses and other current assets	27,971	30,346
Total current assets	230,542	216,380
Property, plant, and equipment, net	40,725	42,591
Operating lease right-of-use assets	46,985	48,188
Goodwill	74,725	74,725
Intangible assets, net	460,069	470,546
Other non-current assets	9,040	8,329
Total assets	$862,086	$860,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,890	$33,280
Accrued expenses	46,144	52,941
Line of credit	40,635	28,400
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,594	3,608
Current portion of contingent consideration	15,000	15,000
Other current liabilities	998	495
Total current liabilities	132,511	133,974
Notes payable, net of current portion	397,586	397,300
Operating lease liabilities, net of current portion	28,472	29,142
Deferred tax liability	8,244	8,236
Other non-current liabilities	648	759
Total liabilities	567,461	569,411
Commitments and contingencies—See Note 10
Stockholders' equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 127,946,998 and 125,865,303 as of March 31, 2024 and December 31, 2023	13	13
Additional paid-in capital	945,370	935,272
Accumulated deficit	(659,560)	(654,877)
Accumulated other comprehensive income	8,802	10,940
Total stockholders' equity	294,625	291,348
Total liabilities and stockholders' equity	$862,086	$860,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$144,914	$153,161
Cost of revenue	82,351	97,738
Gross profit	62,563	55,423
Operating expenses:
Sales and marketing	21,679	22,075
General and administrative	32,138	26,679
Amortization of intangible assets	8,819	8,889
Change in fair value of contingent consideration	—	1,043
Total operating expense	62,636	58,686
Loss from operations	(73)	(3,263)
Other income (expense):
Interest expense	(8,096)	(8,081)
Other income, net	3,676	578
Total other expense	(4,420)	(7,503)
Loss before provision for income taxes	(4,493)	(10,766)
Provision for income taxes	190	164
Net loss	$(4,683)	$(10,930)
Net loss per share, basic and diluted	$(0.04)	$(0.09)
Weighted average common shares outstanding, basic and diluted	125,196,934	122,699,114
Other comprehensive income (loss):
Foreign currency translation adjustments	$87	$(32)
Change in cash flow hedge	—	(2,088)
Amortization of dedesignated cash flow hedge	(2,225)	(2,373)
Total other comprehensive loss	(2,138)	(4,493)
Comprehensive loss	$(6,821)	$(15,423)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	2,081,695	—	—	—	—	—
Stock-based compensation	—	—	10,098	—	—	10,098
Net loss	—	—	—	(4,683)	—	(4,683)
Foreign currency translation adjustments	—	—	—	—	87	87
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,225)	(2,225)
Balance at March 31, 2024	127,946,998	$13	$945,370	$(659,560)	$8,802	$294,625

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	18,185	—	—	—	—	—
Stock-based compensation	—	—	7,943	—	—	7,943
Net loss	—	—	—	(10,930)	—	(10,930)
Foreign currency translation adjustments	—	—	—	—	(32)	(32)
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,373)	(2,373)
Balance at March 31, 2023	122,642,599	$12	$890,012	$(581,405)	$18,770	$327,389
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,683)	$(10,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,619	3,564
Amortization of intangible assets	10,629	10,638
Amortization of deferred financing costs	504	534
Loss on disposal of property, plant and equipment	407	1,870
Stock-based compensation expense	10,098	7,943
Unrealized loss (gain) on derivative contracts	(1,124)	1,698
Amortization of dedesignated cash flow hedge	(2,225)	(2,373)
Change in fair value of contingent consideration	—	1,043
Other non-cash adjustments	557	45
Change in operating assets and liabilities:
Accounts receivable	(19,110)	(57,145)
Inventories	(3,727)	21,090
Prepaid expenses and other current assets	3,071	(1,214)
Other non-current assets	37	18
Accounts payable and accrued expenses	(10,651)	(73)
Other non-current liabilities	—	(298)
Net cash used in operating activities	(12,598)	(23,590)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,683)	(2,082)
Capitalization of patent costs	(152)	(123)
Proceeds from sale of property, plant, and equipment	83	2,450
Net cash provided by (used in) investing activities	(5,752)	245
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	21,000	62,200
Repayments on line of credit	(8,765)	(62,500)
Repayments of long-term debt	(63)	(51)
Principal payments on finance lease obligations	(123)	(127)
Net cash provided by (used in) financing activities	12,049	(478)
Net decrease in cash, cash equivalents and restricted cash	(6,301)	(23,823)
Cash, cash equivalents and restricted cash at beginning of period	29,921	51,555
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$23,620	$27,732
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,659	$4,718
Income taxes paid (received), net of refunds	$(516)	$470
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$12	$72
Property, plant, and equipment included in accounts payable and accrued expenses	$523	$2,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including P.A.L. Pop-And-Lock accessory rails, covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period’s presentation. The reclassifications did not have a significant impact on the accompanying unaudited condensed consolidated financial statements.
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2024, as compared with those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2023.
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

	Three Months Ended March 31,
	2024	2023
Customer A	23%	17%
Customer B	19%	22%
Customer C	9%	12%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company's trade accounts receivables. As of March 31, 2024, there were four larger customers A, B, C, and D accounted for 24%, 23%, 9%, and 6% of the Company's trade accounts receivables as compared to 37%, 11%, 6%, and 14% as of December 31, 2023. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of March 31, 2024 and December 31, 2023. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three months ended March 31, 2024 and 2023, respectively.
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

New Accounting Pronouncements Issued but Not Yet Adopted – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
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
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue by product category	2024	2023
Grills	$76,819	$89,738
Consumables	32,259	30,045
Accessories	35,836	33,378
Total revenue	$144,914	$153,161

	Three Months Ended March 31,
Revenue by geography	2024	2023
North America	$126,267	$138,937
Rest of world	18,647	14,224
Total revenue	$144,914	$153,161

	Three Months Ended March 31,
Revenue by sales channel	2024	2023
Retail	$125,074	$132,610
Direct to consumer	19,840	20,551
Total revenue	$144,914	$153,161
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$96,006	$77,299
Allowance for expected credit losses	(565)	(549)
Reserve for returns, discounts and allowances	(16,392)	(16,812)
Total accounts receivable, net	$79,049	$59,938
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$6,435	$6,645
Work in process	8,552	9,798
Finished goods	84,915	79,732
Inventories	$99,902	$96,175
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrual for inventories in-transit	$10,900	$9,927
Warranty accrual	7,069	7,240
Accrued compensation and bonus	7,803	6,935
Other	20,372	28,839
Accrued expenses	$46,144	$52,941
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty accrual, beginning of period	$7,240	$7,368
Warranty claims	(1,073)	(1,472)
Warranty costs accrued	902	2,797
Warranty accrual, end of period	$7,069	$8,693
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
As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded in other comprehensive income (loss) within the accompanying condensed consolidated statements of operations and comprehensive loss, to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded in accumulated other comprehensive income within the accompanying condensed consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the accompanying condensed consolidated statement of cash flows.
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation total amount recorded in accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of March 31, 2024 the Company had $8.7 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.

For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	March 31, 2024	December 31, 2023
Gross Asset Fair Value	$17,951	$16,248
Gross Liability Fair Value	—	—
Net Asset Fair Value	$17,951	$16,248
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
The Company had outstanding foreign currency contracts as of March 31, 2024 and December 31, 2023. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2024	December 31, 2023
Gross Asset Fair Value	$—	$76
Gross Liability Fair Value	504	—
Net Fair Value	$504	$76
Gains (losses) from foreign currency contracts were recorded within other income, net on the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Realized loss	$(161)	$(867)
Unrealized gain (loss)	(580)	620
Total loss	$(741)	$(247)
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
•Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of March 31, 2024	As of December 31, 2023
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$76
Derivative assets—interest rate swap contract (2)	2	17,951	16,248
Total assets		$17,951	$16,324

Liabilities:
Derivative liability—foreign currency contracts (3)	2	$504	$—
Contingent consideration—earn out (4)	3	15,000	15,000
Total liabilities		$15,504	$15,000
(1)Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
(2)Included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.
(3)Included in other current liabilities in the accompanying condensed consolidated balance sheets.
(4)Included in current contingent consideration in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2024 and December 31, 2023, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
On November 10, 2022, the Company entered into the second amendment to the share purchase agreement associated with the Apption Labs business combination to extend the earn out period through the end of fiscal year 2023. This amendment also modified the contingent consideration calculation associated with the achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2022 and 2023. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
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

The following table presents the fair value contingent consideration (in thousands):

	Three Months Ended March 31,
	2024	2023
Contingent consideration, beginning balance	$15,000	$22,747
Change in fair value of contingent consideration	—	1,043
Contingent consideration, ending balance	$15,000	$23,790
The following financial instruments are recorded at their carrying amount (in thousands):

	As of March 31, 2024		As of December 31, 2023
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,763	$384,584	$403,825	$357,498
Total liabilities	$403,763	$384,584	$403,825	$357,498
(1)Included in the current portion of notes payable and notes payable, net of current portion in the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
9 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of March 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.8 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2024, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the

First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2024, the Company was in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, the Company entered into a receivables financing agreement (as amended, the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, the Company participates in a trade receivables securitization program, administered on its behalf by MUFG Bank Ltd. (“MUFG”), using outstanding accounts receivable balances as collateral, which have been contributed by the Company to its wholly owned subsidiary and special purpose entity, Traeger SPE LLC (the “SPE”). While the Company provides operational services to the SPE, the receivables are owned by the SPE once contributed to it by the Company. The Company is the primary beneficiary and holds all equity interests of the SPE, thus the Company consolidates the SPE without any significant judgments.
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and a mechanism was added to allow for seasonal adjustments to the maximum borrowing capacity, which can now be set between $30.0 million and $75.0 million. A seasonal adjustment schedule was established upon the effectiveness of Amendment No. 9, and further adjustments can be made up to two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall. We were in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2024.
As of March 31, 2024, the Company had drawn down $40.6 million under this facility for general corporate and working capital purposes.
10 – COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
11 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), became effective as of July 28, 2021, the day prior to the first public trading date of our common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company's common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2024 and 2023, an additional 6,293,265 shares and 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$19	$16
Sales and marketing	650	730
General and administrative	9,429	7,197
Total stock-based compensation	$10,098	$7,943
2023 Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, our board of directors approved the cancellation and termination of the unearned performance stock units originally granted to certain executives in connection with the initial public offering. On the same day, the Company's board of directors approved a grant to the Chief Executive Officer (“CEO”) of an award of 1,037,728 performance-based restricted shares (the “2023 Performance Shares”).
The 2023 Performance Shares were eligible to be earned upon the achievement of an Adjusted EBITDA goal during the fiscal year ending on December 31, 2023. Based on the achievement of the Adjusted EBITDA goal, the 2023 Performance Shares became earned and vested on March 31, 2024.
2024 Performance Shares
On February 6, 2024, the Company's board of directors approved a grant to the CEO of an award of 2,075,456 performance-based restricted shares (the “2024 Performance Shares” and, together with the 2023 Performance Shares, the “CEO Performance Shares”). The 2024 Performance Shares were issued under the 2021 Plan and are intended to retain and incentivize the CEO to lead the Company to sustained, long-term superior financial performance.
The number of 2024 Performance Shares eligible to be earned are determined upon the achievement of the Threshold, Target and Maximum Adjusted EBITDA Goals (as defined in the performance-based restricted stock agreement) for the fiscal year ending on December 31, 2024. Any 2024 Performance Shares that become earned based on the achievement of the Adjusted EBITDA goals will vest on March 31, 2025.
To the extent that the Company achieves Adjusted EBITDA that is less than the Threshold Adjusted EBITDA Goal during the 2024 fiscal year, then 1,037,728 of the 2024 Performance Shares will instead become eligible to be earned based on the achievement of a stock price goal of $18.00 per share (the "Stock Price Goal") for the period beginning on January 1, 2025 and ending on August 2, 2031. If the Stock Price Goal is achieved, the 2024 Performance Shares that become earned as a result of the achievement of the Stock Price Goal will vest on the later of March 31, 2025 or the date on which the Stock Price Goal is achieved.
The vesting of the 2024 Performance Shares is in all cases subject to the CEO’s continued service as the Company's Chief Executive Officer or Executive Chairman of our board of directors.
For RSUs and CEO Performance Shares, the compensation expense is recognized on a straight-line basis over the vesting schedule and requisite service period, respectively. The compensation expense related to the CEO Performance Shares could increase or decrease depending on the estimated probability of achieving the Adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
The fair value of the 2024 Performance Shares is based on the shares eligible to be earned under the Target Adjusted EBITDA Goal, as of the grant date.
A summary of the time-based restricted stock unit activity during the three months ended March 31, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,098,660	$4.84
Granted	29,564	2.19
Vested	(6,239)	5.37
Forfeited	(191,065)	4.99
Outstanding at March 31, 2024	7,930,920	$4.83
As of March 31, 2024, the Company had $21.2 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.67 years.
A summary of the performance-based restricted share activity during the three months ended March 31, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,037,728	$15.58
Granted	2,075,456	1.08
Vested	(1,037,728)	15.58
Forfeited	—	—
Outstanding at March 31, 2024	2,075,456	$1.08
As of March 31, 2024, the Company had $2.0 million of unrecognized stock-based compensation expense related to unvested performance-based restricted shares that is expected to be recognized over a weighted-average period of 1.00 year.
12 – INCOME TAXES
For the three months ended March 31, 2024 and 2023, the Company recorded an income tax expense of $0.2 million and $0.2 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of March 31, 2024, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $1.2 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Amounts payable to the third party as of March 31, 2024 and December 31, 2023 was $0.8 million and $1.0 million, respectively.
14 – LOSS PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,683)	$(10,930)

Weighted-average common shares outstanding—basic	125,196,934	122,699,114
Effect of dilutive securities:
Restricted stock units and performance shares	—	—
Weighted-average common shares outstanding—diluted	125,196,934	122,699,114

Loss per share
Basic and diluted	$(0.04)	$(0.09)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended March 31,
	2024	2023
Restricted stock units and performance shares	10,006,376	10,504,060

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer (“DTC”) channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, and Best Buy, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills.
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
Our revenue decreased by 5.4% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and was $144.9 million for the three months ended March 31, 2024, down from $153.2 million for the three months ended March 31, 2023. We recorded net loss of $4.7 million for the three months ended March 31, 2024, compared to net loss of $10.9 million for the three months ended March 31, 2023.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Macroeconomic Conditions
We believe challenging macroeconomic pressures and uncertainties have resulted in decreased discretionary consumer spending, particularly for durable goods, and therefore contributed to a decline in our revenue for the three months ended March 31, 2024, compared to the prior year period. For example, we experienced a mid-single digit percentage decline in demand for grills, as measured by unit volume, for the three months ended March 31, 2024, compared to the prior year period. We expect these macroeconomic trends, and a shift in consumer demand away from big-ticket, home related products such as grills, and towards experiences, services, and leisure, to continue throughout fiscal year end 2024, which could result in continued pressure on our revenue and results of operations.
We experienced an increase in excess of 20% in our inbound freight container rates primarily due to global transportation factors for the three months ended March 31, 2024, as compared to the prior year period. If supply chain challenges continue in the future, we will observe increases in our cost of revenues which could impact our operating results.
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, we took actions to reduce overhead expenses, execute long-term transportation contracts, enact freight surcharges, and implement operational efficiencies across our pellet mill operations. As a result of these actions, we expect cost savings to improve operating results in the long-term, but given the uncertainty of the current macroeconomic environment, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business.
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
Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.7 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries (collectively, “Apption Labs”) pursuant to a share purchase agreement (the “Share Purchase Agreement”). These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the change in fair value of contingent consideration in our accompanying condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving certain performance targets. For the three months ended March 31, 2024, there was no change in fair value of contingent consideration and in April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.

Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income, net also consists of any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenue	$144,914	$153,161	$(8,247)	(5.4)%
Cost of revenue	82,351	97,738	(15,387)	(15.7)%
Gross profit	62,563	55,423	7,140	12.9%
Operating expenses:
Sales and marketing	21,679	22,075	(396)	(1.8)%
General and administrative	32,138	26,679	5,459	20.5%
Amortization of intangible assets	8,819	8,889	(70)	(0.8)%
Change in fair value of contingent consideration	—	1,043	(1,043)	(100.0)%
Total operating expense	62,636	58,686	3,950	6.7%
Loss from operations	(73)	(3,263)	(3,190)	(97.8)%
Other income (expense):
Interest expense	(8,096)	(8,081)	15	0.2%
Other income, net	3,676	578	3,098	536.0%
Total other expense	(4,420)	(7,503)	(3,083)	(41.1)%
Loss before provision for income taxes	(4,493)	(10,766)	6,273	58.3%
Provision for income taxes	190	164	26	15.9%
Net loss	$(4,683)	$(10,930)	$(6,247)	(57.2)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$76,819	$89,738	$(12,919)	(14.4)%
Consumables	32,259	30,045	2,214	7.4%
Accessories	35,836	33,378	2,458	7.4%
Total Revenue	$144,914	$153,161	$(8,247)	(5.4)%
Revenue decreased by $8.2 million, or 5.4%, to $144.9 million for the three months ended March 31, 2024 compared to $153.2 million for the three months ended March 31, 2023. The decrease was driven by lower average selling prices and unit volume for grills, partially offset by higher unit volume for consumables and higher sales of MEATER smart thermometers.

Revenue from our grills decreased by $12.9 million, or 14.4%, to $76.8 million for the three months ended March 31, 2024 compared to $89.7 million for the three months ended March 31, 2023. The decrease was primarily driven by high-single digit percentage decrease in average selling price and mid-single digit percentage reduction in unit volume. Lower unit volume was driven by sales from end-of-life products and new product launches in the comparable period. The decrease in average selling price was primarily due to mix shift to lower priced grills and strategic pricing action on select grills.
Revenue from our consumables increased by $2.2 million, or 7.4%, to $32.3 million for the three months ended March 31, 2024 compared to $30.0 million for the three months ended March 31, 2023. The increase was driven by an increase in excess of 20% in unit volume of food consumables and a mid-single digit percentage increase in unit volume of wood pellets, partially offset by mid-double digit percentage reduction in average selling price of food consumables.
Revenue from our accessories increased by $2.5 million, or 7.4%, to $35.8 million for the three months ended March 31, 2024 compared to $33.4 million for the three months ended March 31, 2023. The increase was driven primarily by increased sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$62,563	$55,423	$7,140	12.9%
Gross margin (Gross profit as a percentage of revenue)	43.2%	36.2%
Gross profit increased by $7.1 million, or 12.9%, to $62.6 million for the three months ended March 31, 2024 compared to $55.4 million for the three months ended March 31, 2023. Gross margin increased to 43.2% for the three months ended March 31, 2024 from 36.2% for the three months ended March 31, 2023. The increase in gross margin was driven primarily by favorability from freight and logistics, pellet mill capacity optimization, and favorable foreign exchange rates.
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$21,679	$22,075	$(396)	(1.8)%
As a percentage of revenue	15.0%	14.4%
Sales and marketing expense decreased by $0.4 million, or 1.8%, to $21.7 million for the three months ended March 31, 2024 compared to $22.1 million for the three months ended March 31, 2023. As a percentage of revenue, sales and marketing expense increased to 15.0% for the three months ended March 31, 2024 from 14.4% for the three months ended March 31, 2023. The decrease in sales and marketing expense was driven by decreases in demand creation costs, partially offset by increased employee expenses.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$32,138	$26,679	$5,459	20.5%
As a percentage of revenue	22.2%	17.4%
General and administrative expense increased by $5.5 million, or 20.5%, to $32.1 million for the three months ended March 31, 2024 compared to $26.7 million for the three months ended March 31, 2023. As a percentage of revenue, general and administrative expense increased to 22.2% for the three months ended March 31, 2024 from 17.4% for the three months ended March 31, 2023. The increase in general and administrative expense was driven by higher stock-based compensation expense primarily due to the earned and vested 2023 Performance Shares, higher employee expenses, and higher occupancy expenses, partially offset by non-recurring expenses relating to the disposal of pellet mill assets in the comparable period.
Change in Fair Value of Contingent Consideration

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$1,043	$(1,043)	(100.0)%
As a percentage of revenue	—%	0.7%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $1.0 million for the three months ended March 31, 2024 as compared to the prior year period. The change in fair value was primarily driven by the change in likelihood of achieving the fiscal year 2023 performance targets. For the three months ended March 31, 2024, there was no change in fair value of contingent consideration and in April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(8,096)	$(8,081)	$15	0.2%
Other income, net	3,676	578	3,098	536.0%
Total other expense	$(4,420)	$(7,503)	$(3,083)	(41.1)%
As a percentage of revenue	(3.1)%	(4.9)%
Total other expense decreased by $3.1 million, or 41.1%, to $4.4 million for the three months ended March 31, 2024 compared to $7.5 million for the three months ended March 31, 2023. This decrease was primarily due to realized and unrealized gains on our interest rate swap, partially offset by changes in realized and unrealized gains and losses from foreign currencies.
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
As of March 31, 2024, we had cash and cash equivalents of $23.6 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $4.3 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of March 31, 2024, we had not drawn down on the Revolving Credit Facility and had drawn down $40.6 million on the Receivables Financing Agreement. As of March 31, 2024, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.8 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(12,598)	$(23,590)
Net cash provided by (used in) investing activities	(5,752)	245
Net cash provided by (used in) financing activities	12,049	(478)
Net decrease in cash, cash equivalents and restricted cash	$(6,301)	$(23,823)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash used in operating activities during the three months ended March 31, 2024 compared to cash used in operating activities during the three months ended March 31, 2023 is primarily due to a decrease in net cash used for working capital, partially offset by a decrease in net loss, adjusted for non-cash items, as compared to the prior year period. The decrease in cash used in working capital was primarily due to a decrease in the change in accounts receivable in the current period, primarily driven by the collections of large trade receivable balances from our direct import program that were outstanding at the beginning of the prior year period, partially offset by an increase in the change in inventory balances in the current period as a result of strategic inventory management to reduce the high inventory levels at the beginning of the prior year period.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2024 was primarily related to improvement costs for our new corporate headquarters in the prior year period.
Cash Flow from Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2024 was primarily driven by the net borrowing on our lines of credit under the Receivables Financing Agreement of $12.2 million for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for a senior secured term loan facility (the "First Lien Term Loan Facility") and a revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through

June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of March 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.8 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2024 we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2024, we were in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement (as amended, the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, we participate in a trade receivables securitization program, administered on our behalf by MUFG Bank Ltd. (“MUFG”), using outstanding accounts receivables balances as collateral, which have been contributed by us to our wholly owned subsidiary, Traeger SPE LLC (the “SPE”). While we provide operational services to the SPE, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and a mechanism was added to allow for seasonal adjustments to the maximum borrowing capacity, which can now be set between $30.0 million and $75.0 million. A seasonal adjustment schedule was established upon the effectiveness of Amendment No. 9, and further adjustments can be made up two times annually at our discretion (with consent of the lenders under the Receivables Financing Agreement). We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall. We were in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2024.
As of March 31, 2024, we had drawn down $40.6 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2024 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
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
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.2	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.2
10.1^	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated February 6, 2024.				*
10.2
Agency Transfer Lender Consent to the First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent and collateral agent, and certain of the lenders party thereto, dated April 30, 2024.
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
* Filed herewith.
** Furnished herewith.
^ Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: May 8, 2024
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 2024
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)