Form 10-Q
period 2024-06-30
Traeger, Inc.
filed 2024-08-07
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number 001-40694

Traeger, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-2739741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

533 South 400 West,
Salt Lake City, Utah	84101
(Address of principal executive offices)	(Zip code)

(801) 701-7180
(Registrant’s telephone number, including area code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 2, 2024, there were 129,466,276 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,025	$29,921
Accounts receivable, net	89,230	59,938
Inventories	91,035	96,175
Prepaid expenses and other current assets	26,340	30,346
Total current assets	224,630	216,380
Property, plant, and equipment, net	39,807	42,591
Operating lease right-of-use assets	46,513	48,188
Goodwill	74,725	74,725
Intangible assets, net	449,471	470,546
Other non-current assets	7,260	8,329
Total assets	$842,406	$860,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,661	$33,280
Accrued expenses	48,070	52,941
Line of credit	23,500	28,400
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,660	3,608
Current portion of contingent consideration	—	15,000
Other current liabilities	816	495
Total current liabilities	109,957	133,974
Notes payable, net of current portion	397,873	397,300
Operating leases liabilities, net of current portion	28,352	29,142
Deferred tax liability	8,247	8,236
Other non-current liabilities	691	759
Total liabilities	545,120	569,411
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 129,110,864 and 125,865,303 as of June 30, 2024 and December 31, 2023	13	13
Additional paid-in capital	952,435	935,272
Accumulated deficit	(662,138)	(654,877)
Accumulated other comprehensive income	6,976	10,940
Total stockholders’ equity	297,286	291,348
Total liabilities and stockholders’ equity	$842,406	$860,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$168,471	$171,512	$313,385	$324,673
Cost of revenue	96,143	108,181	178,494	205,919
Gross profit	72,328	63,331	134,891	118,754
Operating expenses:
Sales and marketing	28,224	27,915	49,903	49,990
General and administrative	30,491	52,371	62,629	79,050
Amortization of intangible assets	8,818	8,888	17,637	17,777
Change in fair value of contingent consideration	—	1,765	—	2,808
Total operating expense	67,533	90,939	130,169	149,625
Income (loss) from operations	4,795	(27,608)	4,722	(30,871)
Other income (expense):
Interest expense	(8,678)	(7,810)	(16,774)	(15,891)
Other income, net	1,281	5,450	4,957	6,028
Total other expense	(7,397)	(2,360)	(11,817)	(9,863)
Loss before provision (benefit) for income taxes	(2,602)	(29,968)	(7,095)	(40,734)
Provision (benefit) for income taxes	(24)	198	166	362
Net loss	$(2,578)	$(30,166)	$(7,261)	$(41,096)
Net loss per share, basic and diluted	$(0.02)	$(0.25)	$(0.06)	$(0.33)
Weighted average common shares outstanding, basic and diluted	127,138,825	123,027,759	126,175,888	122,864,345
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1)	$35	$86	$3
Change in cash flow hedge	—	—	—	(2,088)
Amortization of dedesignated cash flow hedge	(1,825)	(2,769)	(4,050)	(5,142)
Total other comprehensive loss	(1,826)	(2,734)	(3,964)	(7,227)
Comprehensive loss	$(4,404)	$(32,900)	$(11,225)	$(48,323)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2024 and 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	127,946,998	$13	$945,370	$(659,560)	$8,802	$294,625
Issuance of common stock under stock plan	1,163,866	—	—	—	—	—
Stock-based compensation	—	—	7,065	—	—	7,065
Net loss	—	—	—	(2,578)	—	(2,578)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,825)	(1,825)
Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286

Balance at March 31, 2023	122,642,599	$12	$890,012	$(581,405)	$18,770	$327,389
Issuance of common stock under stock plan	1,318,183	—	—	—	—	—
Stock-based compensation	—	—	33,036	—	—	33,036
Net loss	—	—	—	(30,166)	—	(30,166)
Foreign currency translation adjustments	—	—	—	—	35	35
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,769)	(2,769)
Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525

	Six Months Ended June 30, 2024 and 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	3,245,561	—	—	—	—	—
Stock-based compensation	—	—	17,163	—	—	17,163
Net loss	—	—	—	(7,261)	—	(7,261)
Foreign currency translation adjustments	—	—	—	—	86	86
Amortization of dedesignated cash flow hedge	—	—	—	—	(4,050)	(4,050)
Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286

Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	1,336,368	—	—	—	—	—
Stock-based compensation	—	—	40,979	—	—	40,979
Net loss	—	—	—	(41,096)	—	(41,096)
Foreign currency translation adjustments	—	—	—	—	3	3
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(5,142)	(5,142)
Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,261)	$(41,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	6,879	7,462
Amortization of intangible assets	21,313	21,378
Amortization of deferred financing costs	1,008	1,026
Loss on disposal of property, plant and equipment	410	1,689
Stock-based compensation expense	17,163	40,979
Unrealized loss (gain) on derivative contracts	175	(2,066)
Amortization of dedesignated cash flow hedge	(4,050)	(5,142)
Change in contingent consideration	(15,000)	2,588
Other non-cash adjustments	1,011	180
Change in operating assets and liabilities:
Accounts receivable	(29,295)	(40,979)
Inventories	5,140	55,668
Prepaid expenses and other current assets	4,756	(1,074)
Other non-current assets	74	(13)
Accounts payable and accrued expenses	(1,054)	(14,154)
Other non-current liabilities	—	(590)
Net cash provided by operating activities	1,269	25,856
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(7,734)	(8,854)
Capitalization of patent costs	(239)	(223)
Proceeds from sale of property, plant, and equipment	83	2,450
Net cash used in investing activities	(7,890)	(6,627)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	42,000	86,500
Repayments on line of credit	(46,900)	(130,209)
Repayments of long-term debt	(125)	(103)
Principal payments on finance lease obligations	(250)	(251)
Payment of acquisition related contingent consideration	—	(12,225)
Net cash used in financing activities	(5,275)	(56,288)
Net decrease in cash, cash equivalents and restricted cash	(11,896)	(37,059)
Cash, cash equivalents and restricted cash at beginning of period	29,921	51,555
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,025	$14,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,783	$20,487
Income taxes paid, net of refunds	$363	$1,576
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$204	$383
Property, plant, and equipment included in accounts payable and accrued expenses	$626	$1,813
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
The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2024 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2024.
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
There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 8, 2024.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include the customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	22%	22%	22%	20%
Customer B	18%	13%	18%	18%
Customer C	11%	13%	10%	13%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company’s trade accounts receivables. As of June 30, 2024, there were four large customers A, B, C and D that accounted for 28%, 24%, 7%, and 14% of the Company’s trade accounts receivable as compared to 37%, 11%, 6%, and 14% as of December 31, 2023. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2024 or December 31, 2023. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2024 and 2023, respectively.
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

New Accounting Pronouncements Recently Adopted – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
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
3 – REVENUE
The following tables disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2024	2023	2024	2023
Grills	$94,971	$93,133	$171,790	$182,871
Consumables	33,831	34,900	66,090	64,945
Accessories	39,669	43,479	75,505	76,857
Total revenue	$168,471	$171,512	$313,385	$324,673

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2024	2023	2024	2023
North America	$150,939	$158,218	$277,205	$297,155
Rest of world	17,532	13,294	36,180	27,518
Total revenue	$168,471	$171,512	$313,385	$324,673

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2024	2023	2024	2023
Retail	$142,425	$135,198	$267,500	$267,963
Direct to consumer	26,046	36,314	45,885	56,710
Total revenue	$168,471	$171,512	$313,385	$324,673
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$111,359	$77,299
Allowance for expected credit losses	(562)	(549)
Reserve for returns, discounts and allowances	(21,567)	(16,812)
Total accounts receivable, net	$89,230	$59,938
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,686	$6,645
Work in process	6,904	9,798
Finished goods	78,445	79,732
Inventories	$91,035	$96,175
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrual for inventories in-transit	$8,039	$9,927
Warranty accrual	6,756	7,240
Accrued compensation and bonus	6,688	6,935
Other	26,587	28,839
Accrued expenses	$48,070	$52,941
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty accrual, beginning of period	$7,069	$8,693	$7,240	$7,368
Warranty claims	(1,249)	(2,108)	(2,322)	(3,580)
Warranty costs accrued	936	901	1,838	3,698
Warranty accrual, end of period	$6,756	$7,486	$6,756	$7,486
7 – DERIVATIVES
Interest Rate Swap
On February 25, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge or otherwise protect against fluctuations on a portion of the Company’s variable rate debt. The agreement provides for a notional amount of $379.2 million, fixed rate of 2.08% and a maturity date of February 28, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $379.2 million of the term loan portion under the First Lien Term Loan Facility (as defined below). The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge was expected to be highly effective.
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated it hedging relationship. At the time of dedesignation total amount recorded in accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of June 30, 2024 the Company had $6.9 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.

For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	June 30, 2024	December 31, 2023
Gross Asset Fair Value	$16,447	$16,248
Gross Liability Fair Value	—	—
Net Asset Fair Value	$16,447	$16,248
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
The Company had outstanding foreign currency contracts as of June 30, 2024 and December 31, 2023. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2024	December 31, 2023
Gross Asset Fair Value	$—	$76
Gross Liability Fair Value	299	—
Net Fair Value	$299	$76
Gains (losses) from foreign currency contracts were recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized loss	$(376)	$(813)	$(537)	$(1,680)
Unrealized gain (loss)	205	(1,309)	(375)	(689)
Total loss	$(171)	$(2,122)	$(912)	$(2,369)
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
•Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2024	As of December 31, 2023
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$76
Derivative assets—interest rate swap contract (2)	2	16,447	16,248
Total assets		$16,447	$16,324

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$299	$—
Contingent consideration—earn out (4)	3	—	15,000
Total liabilities		$299	$15,000
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
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2024 and December 31, 2023, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
The fair value of the Company’s derivative assets through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts, and therefore, are classified within Level 2. The fair value of the Company’s interest rate swap contract held with a financial institution is classified as a Level 2 financial instrument, which is valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
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
The fair value of the Company’s contingent consideration earn out obligation was estimated using a Black Scholes model. Key assumptions used in these estimates include the weighted average cost of capital and the probability assessments with respect to the likelihood of achieving the forecasted performance targets consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
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

The following table presents the fair value contingent consideration (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contingent consideration, beginning of period	$15,000	$23,790	$15,000	$22,747
Payments of contingent consideration	(15,000)	(12,445)	(15,000)	(12,445)
Change in fair value of contingent consideration	—	1,765	—	2,808
Contingent consideration, end of period	$—	$13,110	$—	$13,110
The following table reconciles the changes in fair value of contingent consideration and payments of contingent consideration to the accompanying condensed consolidated statement of cash flows and condensed consolidated statements of operations and comprehensive loss (in thousands):

	Six Months Ended June 30,
	2024	2023
Total payment of contingent consideration	$15,000	$12,445
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)
Acquisition date fair value of contingent consideration (2)	$—	$12,225

Change in fair value of contingent consideration (3)	$—	$2,808
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)
Net change in contingent consideration (4)	$(15,000)	$2,588
(1)Included in the change in contingent consideration as an operating activity in the accompanying condensed consolidated statement of cash flows.
(2)Agrees to the payments of acquisition related contingent consideration as a financing activity within the accompanying condensed consolidated statement of cash flows.
(3)Agrees to the change in fair value of contingent consideration in the accompanying condensed consolidated statement of operations and comprehensive loss.
(4)Agrees to the change in contingent consideration as an operating activity in the accompanying condensed consolidated statement of cash flows.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of June 30, 2024		As of December 31, 2023
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,700	$383,515	$403,825	$357,498
Total liabilities	$403,700	$383,515	$403,825	$357,498
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

The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company’s Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of June 30, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.7 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on the Company’s most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company’s most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2024, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2024, the Company was in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2024.
As of June 30, 2024, the Company had drawn down $23.5 million under this facility for general corporate and working capital purposes.
10 – COMMITMENTS AND CONTINGENCIES
Legal Matters

The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
11 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”) provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company’s common stock available for issuance under awards granted pursuant to the 2021 Plan is equal to 14,105,750 shares, which increased to 19,983,145 shares on January 1, 2022 by operation of an annual increase provision in the 2021 Plan, and which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2024 and 2023, an additional 6,293,265 and 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company’s stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$24	$19	$43	$35
Sales and marketing	896	952	1,545	1,683
General and administrative	6,145	32,065	15,575	39,261
Total stock-based compensation	$7,065	$33,036	$17,163	$40,979
2023 Performance Shares
On April 13, 2023, following mutual agreement between the Company and each named executive officer, our board of directors approved the cancellation and termination of the unearned performance stock units originally granted to certain executives in connection with the initial public offering. On the same day, the Company’s board of directors approved a grant to the Chief Executive Officer (“CEO”) of an award of 1,037,728 performance-based restricted shares (the “2023 Performance Shares”).
The 2023 Performance Shares were eligible to be earned upon the achievement of an Adjusted EBITDA goal during the fiscal year ending on December 31, 2023. Based on the achievement of the Adjusted EBITDA goal, the 2023 Performance Shares became earned and vested on March 31, 2024.
2024 Performance Shares
On February 6, 2024, the Company’s board of directors approved a grant to the CEO of an award of 2,075,456 performance-based restricted shares (the “2024 Performance Shares” and, together with the 2023 Performance Shares, the “CEO Performance Shares”). The 2024 Performance Shares were issued under the 2021 Plan and are intended to retain and incentivize the CEO to lead the Company to sustained, long-term superior financial performance.
The number of 2024 Performance Shares eligible to be earned are determined upon the achievement of the Threshold, Target and Maximum Adjusted EBITDA Goals (as defined in the performance-based restricted stock agreement) for the fiscal year ending on December 31, 2024. Any 2024 Performance Shares that become earned based on the achievement of the Adjusted EBITDA goals will vest on March 31, 2025.
To the extent that the Company achieves Adjusted EBITDA that is less than the Threshold Adjusted EBITDA Goal during the 2024 fiscal year, then 1,037,728 of the 2024 Performance Shares will instead become eligible to be earned based on the achievement of a stock price goal of $18.00 per share (the “Stock Price Goal”) for the period beginning on January 1, 2025 and ending on August 2, 2031. If the Stock Price Goal is achieved, the 2024 Performance Shares that become earned as a result of the achievement of the Stock Price Goal will vest on the later of March 31, 2025 or the date on which the Stock Price Goal is achieved.

The vesting of the 2024 Performance Shares is in all cases subject to the CEO’s continued service as the Company’s Chief Executive Officer or Executive Chairman of our board of directors.
Performance-Based Restricted Stock Units
On April 5, 2024, the Company’s board of directors approved the granting of performance-based restricted stock units (“PSUs”) to certain executives. The number of PSUs eligible to be earned are determined upon the achievement of the Threshold, Target and Maximum Adjusted EBITDA Goals (as defined in the PSU Agreement) for the fiscal year ending on December 31, 2024. Any PSUs that become earned based on the achievement of the Adjusted EBITDA goals will primarily vest on March 31, 2025.
The vesting of the PSUs is in all cases subject to the continued employment with the Company or its affiliates.
For the time-based restricted stock units (“RSUs”) and PSUs, the compensation expense is recognized on a straight-line basis over the vesting schedule and on an accelerated basis over the tranche’s requisite service period, respectively. For the CEO Performance Shares, the compensation expense is recognized on an accelerated basis over the tranche’s requisite service period. The compensation expense related to the PSUs and CEO Performance Shares could increase or decrease depending on the estimated probability of achieving the Adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
The grant date fair value of the 2024 Performance Shares and PSUs were based on the shares and units eligible to be earned under the Target Adjusted EBITDA Goal as of the applicable grant date.
A summary of the time-based restricted stock unit activity during the six months ended June 30, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,098,660	$4.84
Granted	3,892,576	2.34
Vested	(1,170,105)	4.33
Forfeited	(388,219)	4.63
Outstanding at June 30, 2024	10,432,912	$3.98
As of June 30, 2024, the Company had $23.9 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.96 years.
A summary of the performance-based restricted stock unit and performance-based restricted share activity during the six months ended June 30, 2024 was as follows:

	Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,037,728	$15.58
Granted	3,152,807	2.21
Vested	(1,037,728)	15.58
Forfeited	—	—
Outstanding at June 30, 2024	3,152,807	$2.21
As of June 30, 2024, the Company had $4.3 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and performance-based restricted shares that are expected to be recognized over a weighted-average period of 0.87 years.
12 – INCOME TAXES

For the three months ended June 30, 2024 and 2023, the Company recorded a benefit and provision for income taxes of $24,000 and $198,000, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a provision for income taxes of $166,000 and $362,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of June 30, 2024, the Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended June 30, 2024 and 2023, the Company recorded expenses associated with such services of $1.3 million and $1.7 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded expenses associated with such services of $2.5 million and $2.7 million, respectively. Amounts payable to the third party as of June 30, 2024 and December 31, 2023 was $0.9 million and $1.0 million, respectively.
14 – NET LOSS PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(2,578)	$(30,166)	$(7,261)	$(41,096)

Weighted-average common shares outstanding—basic	127,138,825	123,027,759	126,175,888	122,864,345
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	127,138,825	123,027,759	126,175,888	122,864,345

Loss per share
Basic and diluted	$(0.02)	$(0.25)	$(0.06)	$(0.33)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units and performance shares	13,585,719	9,792,240	13,585,719	9,792,240

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
Our revenue decreased by 1.8% and 3.5% for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023, respectively, and was $168.5 million and $313.4 million for the three and six months ended June 30, 2024, respectively, down from $171.5 million and $324.7 million for the three and six months ended June 30, 2023, respectively. We recorded a net loss of $2.6 million and $7.3 million for the three and six months ended June 30, 2024, respectively, compared to net loss of $30.2 million and $41.1 million for the three and six months ended June 30, 2023, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Macroeconomic Conditions
We believe challenging macroeconomic pressures and uncertainties have resulted in decreased discretionary consumer spending, particularly for durable goods, and therefore contributed to a decline in our revenue for the three and six months ended June 30, 2024, compared to the prior year period. For example, we experienced a mid-single digit percentage decline in demand for grills, as measured by unit volume, for the six months ended June 30, 2024, compared to the prior year period. We expect these macroeconomic trends, and a shift in consumer demand away from big-ticket, home related products such as grills, and towards experiences, services, and leisure, to continue throughout fiscal year end 2024, which could result in continued pressure on our revenue and results of operations.
We experienced a mid-double digit increase in our inbound freight container rates primarily due to global transportation factors for the six months ended June 30, 2024, as compared to the prior year period. If supply chain challenges persist, we anticipate increases in our cost of revenues which could impact our future operating results.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $4.8 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $8.5 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our Company in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries (collectively, “Apption Labs”) pursuant to a share purchase agreement. These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. At each reporting date, we revalue the contingent consideration obligation to its fair value and records increases and decreases in fair value in the general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving certain performance targets. For the three and six months ended June 30, 2024, there was no change in fair value of contingent consideration and in April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income, net also consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$168,471	$171,512	$(3,041)	(1.8)%	$313,385	$324,673	$(11,288)	(3.5)%
Cost of revenue	96,143	108,181	(12,038)	(11.1)%	178,494	205,919	(27,425)	(13.3)%
Gross profit	72,328	63,331	8,997	14.2%	134,891	118,754	16,137	13.6%
Operating expenses:
Sales and marketing	28,224	27,915	309	1.1%	49,903	49,990	(87)	(0.2)%
General and administrative	30,491	52,371	(21,880)	(41.8)%	62,629	79,050	(16,421)	(20.8)%
Amortization of intangible assets	8,818	8,888	(70)	(0.8)%	17,637	17,777	(140)	(0.8)%
Change in fair value of contingent consideration	—	1,765	(1,765)	(100.0)%	—	2,808	(2,808)	(100.0)%
Total operating expense	67,533	90,939	(23,406)	(25.7)%	130,169	149,625	(19,456)	(13.0)%
Income (loss) from operations	4,795	(27,608)	32,403	117.4%	4,722	(30,871)	35,593	115.3%
Other income (expense):
Interest expense	(8,678)	(7,810)	868	11.1%	(16,774)	(15,891)	883	5.6%
Other income, net	1,281	5,450	(4,169)	(76.5)%	4,957	6,028	(1,071)	(17.8)%
Total other expense	(7,397)	(2,360)	5,037	213.4%	(11,817)	(9,863)	1,954	19.8%
Loss before provision (benefit) for income taxes	(2,602)	(29,968)	(27,366)	(91.3)%	(7,095)	(40,734)	(33,639)	(82.6)%
Provision (benefit) for income taxes	(24)	198	(222)	(112.1)%	166	362	(196)	(54.1)%
Net loss	$(2,578)	$(30,166)	$(27,588)	(91.5)%	$(7,261)	$(41,096)	$(33,835)	(82.3)%

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$94,971	$93,133	$1,838	2.0%
Consumables	33,831	34,900	(1,069)	(3.1)%
Accessories	39,669	43,479	(3,810)	(8.8)%
Total Revenue	$168,471	$171,512	$(3,041)	(1.8)%
Revenue decreased by $3.0 million, or 1.8%, to $168.5 million for the three months ended June 30, 2024 compared to $171.5 million for the three months ended June 30, 2023. The decrease was driven by lower sales from MEATER smart thermometer and lower consumables sales, partially offset by higher sales of grills.
Revenue from our grills increased by $1.8 million, or 2.0%, to $95.0 million for the three months ended June 30, 2024 compared to $93.1 million for the three months ended June 30, 2023. The increase was primarily driven by high-double digit increase in volume partially offset by mid-double digit reduction in average selling price. Higher unit volume was driven by effective promotional activity and strategic pricing action on select grills. The decrease in average selling price was primarily due to mix shift to lower priced grills, strategic pricing action on select grills, and higher mix of direct import sales.
Revenue from our consumables decreased by $1.1 million, or 3.1%, to $33.8 million for the three months ended June 30, 2024 compared to $34.9 million for the three months ended June 30, 2023. The decrease was driven by mid-single digit reduction in wood pellet average selling price and volume in addition to low-double digit reduction in food consumables average selling price, partially offset by food consumables volume increase in excess of 20%.
Revenue from our accessories decreased by $3.8 million, or 8.8%, to $39.7 million for the three months ended June 30, 2024 compared to $43.5 million for the three months ended June 30, 2023. The decrease was driven primarily by lower sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$72,328	$63,331	$8,997	14.2%
Gross margin (Gross profit as a percentage of revenue)	42.9%	36.9%
Gross profit increased by $9.0 million, or 14.2%, to $72.3 million for the three months ended June 30, 2024 compared to $63.3 million for the three months ended June 30, 2023. Gross margin increased to 42.9% for the three months ended June 30, 2024 from 36.9% for the three months ended June 30, 2023. The increase in gross margin was driven primarily by favorability from freight and logistics costs, optimization of operations, and favorable foreign exchange rates.
Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$28,224	$27,915	$309	1.1%
As a percentage of revenue	16.8%	16.3%
Sales and marketing expense increased by $0.3 million, or 1.1%, to $28.2 million for the three months ended June 30, 2024 compared to $27.9 million for the three months ended June 30, 2023. As a percentage of revenue, sales and marketing expense increased to 16.8% for the three months ended June 30, 2024 from 16.3% for the three months ended June 30, 2023. The increase in sales and marketing expense was driven by increased investment in brand awareness and increased employee related costs partially offset by reduced professional fees.
General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$30,491	$52,371	$(21,880)	(41.8)%
As a percentage of revenue	18.1%	30.5%
General and administrative expense decreased by $21.9 million, or 41.8%, to $30.5 million for the three months ended June 30, 2024 compared to $52.4 million for the three months ended June 30, 2023. As a percentage of revenue, general and administrative expense decreased to 18.1% for the three months ended June 30, 2024 from 30.5% for the three months ended June 30, 2023. The decrease in general and administrative expense was driven by lower stock-based compensation expense of $25.9 million primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs in the comparable prior year period. The decreases were partially offset by higher costs related to legal matters.
Change in Fair Value of Contingent Consideration

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$1,765	$(1,765)	(100.0)%
As a percentage of revenue	—%	1.0%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $1.8 million for the three months ended June 30, 2024 as compared to the prior year period. The change in fair value was primarily driven by the change during each period in the likelihood of achieving the fiscal year 2023 performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(8,678)	$(7,810)	$868	11.1%
Other income, net	1,281	5,450	(4,169)	(76.5)%
Total other expense	$(7,397)	$(2,360)	$5,037	213.4%
As a percentage of revenue	(4.4)%	(1.4)%
Total other expense increased by $5.0 million, or 213.4%, to $7.4 million for the three months ended June 30, 2024 compared to $2.4 million for the three months ended June 30, 2023. This increase was primarily due to decreases in the realized and unrealized gains on our interest rate swap, partially offset by changes in realized and unrealized gains and losses from foreign currencies.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$171,790	$182,871	$(11,081)	(6.1)%
Consumables	66,090	64,945	1,145	1.8%
Accessories	75,505	76,857	(1,352)	(1.8)%
Total Revenue	$313,385	$324,673	$(11,288)	(3.5)%
Revenue decreased by $11.3 million, or 3.5%, to $313.4 million for the six months ended June 30, 2024 compared to $324.7 million for the six months ended June 30, 2023. The decrease was driven by lower sales from our grills and accessories, partially offset by higher consumables sales.
Revenue from our grills decreased by $11.1 million, or 6.1%, to $171.8 million for the six months ended June 30, 2024 compared to $182.9 million for the six months ended June 30, 2023. The decrease was primarily driven by low-double digit reduction in average selling price, partially offset by high-single digit increase in volume.
Revenue from our consumables increased by $1.1 million, or 1.8%, to $66.1 million for the six months ended June 30, 2024 compared to $64.9 million for the six months ended June 30, 2023. The increase was driven by an increase in excess of 20% in unit volume of food consumables and low-single digit increase in wood pellet volume, partially offset by low-double digit reduction in average selling price of food consumables.
Revenue from our accessories decreased by $1.4 million, or 1.8%, to $75.5 million for the six months ended June 30, 2024 compared to $76.9 million for the six months ended June 30, 2023. The decrease was driven primarily by high-single digit reduction in Traeger branded accessories, partially offset by higher sales of MEATER smart thermometers.
Gross Profit

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$134,891	$118,754	$16,137	13.6%
Gross margin (Gross profit as a percentage of revenue)	43.0%	36.6%
Gross profit increased by $16.1 million, or 13.6%, to $134.9 million for the six months ended June 30, 2024 compared to $118.8 million for the six months ended June 30, 2023. Gross margin increased to 43.0% for the six months ended June 30, 2024 from 36.6% for the six months ended June 30, 2023. The increase in gross margin was driven primarily by favorability from freight and logistics costs, optimization of operations, and favorable foreign exchange rates.
Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$49,903	$49,990	$(87)	(0.2)%
As a percentage of revenue	15.9%	15.4%
Sales and marketing expense decreased by $0.1 million, or 0.2%, to $49.9 million for the six months ended June 30, 2024 compared to $50.0 million for the six months ended June 30, 2023. As a percentage of revenue, sales and marketing expense increased to 15.9% for the six months ended June 30, 2024 from 15.4% for the six months ended June 30, 2023. The decrease in sales and marketing expense was driven by a decrease in commissions and professional fees, offset by increased employee expenses.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$62,629	$79,050	$(16,421)	(20.8)%
As a percentage of revenue	20.0%	24.3%
General and administrative expense decreased by $16.4 million, or 20.8%, to $62.6 million for the six months ended June 30, 2024 compared to $79.1 million for the six months ended June 30, 2023. As a percentage of revenue, general and administrative expense decreased to 20.0% for the six months ended June 30, 2024 from 24.3% for the six months ended June 30, 2023. The decrease in general and administrative expense was driven by lower stock-based compensation expense of $23.7 million primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs in the comparable prior year period, as well as losses on the disposal of property, plant and equipment, partially offset by higher costs related to legal matters and employee related costs.
Change in Fair Value of Contingent Consideration

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$2,808	$(2,808)	(100.0)%
As a percentage of revenue	—%	0.9%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $2.8 million for the six months ended June 30, 2024 as compared to prior year period. The change in fair value was primarily driven by the change in likelihood of achieving the fiscal year 2023 performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(16,774)	$(15,891)	$883	5.6%
Other income, net	4,957	6,028	(1,071)	(17.8)%
Total other expense	$(11,817)	$(9,863)	$1,954	19.8%
As a percentage of revenue	(3.8)%	(3.0)%
Total other expense increased by $2.0 million, or 19.8%, to $11.8 million for the six months ended June 30, 2024 compared to $9.9 million for the six months ended June 30, 2023. This increase was primarily due to decreases in the realized and unrealized gains on our interest rate swap, partially offset by changes in realized and unrealized gains and losses from foreign currencies.
Liquidity and Capital Resources
Historically, our cash requirements have principally been for working capital purposes, capital expenditures, and debt service payments. We have funded our operations through cash flows from operating activities, cash on hand, and borrowings under our credit facilities and receivables financing agreement. In the event of failure of any of our financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
As of June 30, 2024, we had cash and cash equivalents of $18.0 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $31.9 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2024, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $23.5 million on the Receivables Financing Agreement. As of June 30, 2024, the total principal amount outstanding under our First Lien Term Loan Facility was $403.7 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,269	$25,856
Net cash used in investing activities	(7,890)	(6,627)
Net cash used in financing activities	(5,275)	(56,288)
Net decrease in cash, cash equivalents and restricted cash	$(11,896)	$(37,059)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash provided by operating activities during the six months ended June 30, 2024 compared to cash provided by operating activities during the six months ended June 30, 2023 is primarily due to an increase in net cash used for working capital, partially offset by a decrease in net loss, adjusted for non-cash items, as compared to the prior year period. The increase in cash used for working capital was primarily due to a decrease in the change in accounts receivable in the current period, primarily driven by the collections of large trade receivable balances in the prior year period that were outstanding at the beginning of the prior year period, partially offset by a decrease in the change in inventory balances in the current period as a result of strategic inventory management in the prior year period to reduce the high inventory levels at the beginning of the prior year period.
Cash Flow from Investing Activities
The increase in cash used in investing activities during the six months ended June 30, 2024 was primarily related to the purchase of tooling equipment and internal-use software costs, partially offset from the prior year sale of property, plant, and equipment.
Cash Flow from Financing Activities
The decrease in cash used in financing activities during the six months ended June 30, 2024 was primarily driven by the decrease in net borrowing on our Revolving Credit Facility, and payment in the prior year period associated with the acquisition date fair value of contingent consideration.

Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for a senior secured term loan facility (the “First Lien Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). We entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. Our obligations under the First Lien Credit Agreement are substantively unchanged.
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of June 30, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.7 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of June 30, 2024, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of June 30, 2024, we were in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2024.
As of June 30, 2024, we had drawn down $23.5 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2024 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 6, 2024, Traeger SPE LLC (“SPE”), Traeger Pellet Grills LLC and Traeger Pellet Grills Holdings LLC, each a wholly owned subsidiary of Traeger, Inc. (the “Company”), entered into a tenth amendment (the “Amendment”) to that certain receivables financing agreement with MUFG Bank Ltd., as committed lender, group agent and administrative agent (“MUFG”), and the other lenders party thereto, which provides the Company with secured short-term capital financing using outstanding accounts receivable balances as collateral and is dated as of November 2, 2020, as further amended on June 29, 2021, February 18, 2022, July 20, 2022, August 19, 2022, September 21, 2022, September 30, 2022, November 8, 2022, June 23, 2023 and November 8, 2023 (the “RFA”). The Amendment makes several changes to the terms of the RFA. Key changes include (i) an extension of the termination date of the RFA by approximately two years (from June 27, 2025 to August 6, 2027) (subject to a springing maturity construct, which will bring forward the maturity of the RFA to the date that is 91 days prior to the maturity of any of the Credit Facilities), and (ii) changes to certain performance thresholds tested to determine whether an Event of Default (as defined in the RFA) has occurred.
The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

4.1	Amendment No. 1 to Stockholders Agreement, dated April 30, 2024, by and among Traeger, Inc. and the Stockholders party thereto.				*

10.1	Agency Transfer Lender Consent to the First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent and collateral agent, and certain of the lenders party thereto, dated April 30, 2024.	10-Q	05/09/24	10.2

10.2	Form of 2024 Performance-Based Restricted Stock Unit Agreement.				*

10.3	Amendment No. 10 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 6, 2024.				*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: August 6, 2024
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2024
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)