Form 10-Q
period 2024-09-30
Traeger, Inc.
filed 2024-11-07
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 1, 2024, there were 130,601,857 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,872	$29,921
Accounts receivable, net	70,786	59,938
Inventories	105,058	96,175
Prepaid expenses and other current assets	24,348	30,346
Total current assets	217,064	216,380
Property, plant, and equipment, net	38,241	42,591
Operating lease right-of-use assets	45,429	48,188
Goodwill	74,725	74,725
Intangible assets, net	438,922	470,546
Other non-current assets	3,695	8,329
Total assets	$818,076	$860,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,575	$33,280
Accrued expenses	56,630	52,941
Line of credit	12,000	28,400
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,744	3,608
Current portion of contingent consideration	—	15,000
Other current liabilities	498	495
Total current liabilities	103,697	133,974
Notes payable, net of current portion	398,159	397,300
Operating leases liabilities, net of current portion	27,574	29,142
Deferred tax liability	8,241	8,236
Other non-current liabilities	579	759
Total liabilities	538,250	569,411
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 130,427,492 and 125,865,303 as of September 30, 2024 and December 31, 2023	13	13
Additional paid-in capital	956,195	935,272
Accumulated deficit	(681,927)	(654,877)
Accumulated other comprehensive income	5,545	10,940
Total stockholders’ equity	279,826	291,348
Total liabilities and stockholders’ equity	$818,076	$860,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$122,050	$117,730	$435,435	$442,403
Cost of revenue	70,362	73,064	248,856	278,983
Gross profit	51,688	44,666	186,579	163,420
Operating expenses:
Sales and marketing	26,162	25,913	76,065	75,903
General and administrative	24,135	24,823	86,764	103,873
Amortization of intangible assets	8,819	8,889	26,456	26,666
Change in fair value of contingent consideration	—	(2,300)	—	508
Restructuring costs	—	225	—	225
Total operating expense	59,116	57,550	189,285	207,175
Loss from operations	(7,428)	(12,884)	(2,706)	(43,755)
Other income (expense):
Interest expense	(8,534)	(7,517)	(25,308)	(23,408)
Other income (expense), net	(3,964)	1,992	993	8,020
Total other expense	(12,498)	(5,525)	(24,315)	(15,388)
Loss before provision (benefit) for income taxes	(19,926)	(18,409)	(27,021)	(59,143)
Provision (benefit) for income taxes	(137)	852	29	1,214
Net loss	$(19,789)	$(19,261)	$(27,050)	$(60,357)
Net loss per share, basic and diluted	$(0.15)	$(0.16)	$(0.21)	$(0.49)
Weighted average common shares outstanding, basic and diluted	128,291,933	124,053,643	126,886,385	123,265,134
Other comprehensive income (loss):
Foreign currency translation adjustments	$25	$(27)	$111	$(24)
Change in cash flow hedge	—	—	—	(2,088)
Amortization of dedesignated cash flow hedge	(1,456)	(2,666)	(5,506)	(7,808)
Total other comprehensive loss	(1,431)	(2,693)	(5,395)	(9,920)
Comprehensive loss	$(21,220)	$(21,954)	$(32,445)	$(70,277)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2024 and 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286
Issuance of common stock under stock plan	1,961,570	—	—	—	—	—
Shares withheld related to net share settlement	(644,942)	—	(2,141)	—	—	(2,141)
Stock-based compensation	—	—	5,901	—	—	5,901
Net loss	—	—	—	(19,789)	—	(19,789)
Foreign currency translation adjustments	—	—	—	—	25	25
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,456)	(1,456)
Balance at September 30, 2024	130,427,492	$13	$956,195	$(681,927)	$5,545	$279,826

Balance at June 30, 2023	123,960,782	$12	$923,048	$(611,571)	$16,036	$327,525
Issuance of common stock under stock plan	1,698,188	1	—	—	—	1
Stock-based compensation	—	—	6,201	—	—	6,201
Net loss	—	—	—	(19,261)	—	(19,261)
Foreign currency translation adjustments	—	—	—	—	(27)	(27)
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,666)	(2,666)
Balance at September 30, 2023	125,658,970	$13	$929,249	$(630,832)	$13,343	$311,773
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2024 and 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's and Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	5,207,131	—	—	—	—	—
Shares withheld related to net share settlement	(644,942)	—	(2,141)	—	—	(2,141)
Stock-based compensation	—	—	23,064	—	—	23,064
Net loss	—	—	—	(27,050)	—	(27,050)
Foreign currency translation adjustments	—	—	—	—	111	111
Amortization of dedesignated cash flow hedge	—	—	—	—	(5,506)	(5,506)
Balance at September 30, 2024	130,427,492	$13	$956,195	$(681,927)	$5,545	$279,826

Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	3,034,556	1	—	—	—	1
Stock-based compensation	—	—	47,180	—	—	47,180
Net loss	—	—	—	(60,357)	—	(60,357)
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge					(7,808)	(7,808)
Balance at September 30, 2023	125,658,970	$13	$929,249	$(630,832)	$13,343	$311,773
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,050)	$(60,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	10,139	11,204
Amortization of intangible assets	31,936	32,074
Amortization of deferred financing costs	1,500	1,519
Loss on disposal of property, plant and equipment	414	2,262
Stock-based compensation expense	23,064	47,180
Unrealized loss (gain) on derivative contracts	7,526	(2,689)
Amortization of dedesignated cash flow hedge	(5,506)	(7,808)
Change in contingent consideration	(15,000)	288
Other non-cash adjustments	1,425	141
Change in operating assets and liabilities:
Accounts receivable	(10,851)	(9,099)
Inventories	(8,883)	51,580
Prepaid expenses and other current assets	2,596	(6,077)
Other non-current assets	86	(393)
Accounts payable and accrued expenses	5,020	(15,467)
Other non-current liabilities	—	1
Net cash provided by operating activities	16,416	44,359
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(10,034)	(15,678)
Capitalization of patent costs	(312)	(373)
Proceeds from sale of property, plant, and equipment	113	2,925
Net cash used in investing activities	(10,233)	(13,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	47,000	103,100
Repayments on line of credit	(63,400)	(161,809)
Repayments of long-term debt	(188)	(188)
Payment of deferred financing costs	(119)	—
Principal payments on finance lease obligations	(384)	(386)
Payments of acquisition related contingent consideration	—	(12,225)
Taxes paid related to net share settlement of equity awards	(2,141)	—
Net cash used in financing activities	(19,232)	(71,508)
Net decrease in cash, cash equivalents and restricted cash	(13,049)	(40,275)
Cash, cash equivalents and restricted cash at beginning of period	29,921	51,555
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,872	$11,280
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,643	$30,243
Income taxes paid, net of refunds	$1,575	$2,449
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$206	$451
Property, plant, and equipment included in accounts payable and accrued expenses	$51	$2,152
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively "Traeger" or the "Company") design, source, sell, and support wood pellet fueled barbecue grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the grills and also sells Traeger-branded rubs, spices and sauces, as well as grill accessories (including P.A.L. Pop-And-Lock accessory rails, covers, barbecue tools, trays, liners, MEATER smart thermometers and merchandise). A significant portion of the Company’s sales are generated from customers throughout the United States ("U.S."), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
The balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2024 (the "Annual Report on Form 10-K").
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2024
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with the current period’s presentation. The reclassifications did not have a significant impact on the accompanying unaudited condensed consolidated financial statements.
There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 8, 2024.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives and reserves for warranty. Actual results could differ from these estimates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	29%	14%	24%	18%
Customer B	18%	20%	18%	18%
Customer C	6%	8%	9%	12%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company’s trade accounts receivables. As of September 30, 2024, there were four customers A, B, C, and D that accounted for 37%, 24%, 3%, and 12% of the Company's trade accounts receivables as compared to 37%, 11%, 6%, and 14% as of December 31, 2023. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2024 or December 31, 2023. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2024 and 2023, respectively.
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
Revenue Recognition and Sales Reserves and Allowances – The Company recognizes revenue at the amount to which it expects to be entitled when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied. The performance obligation for most of the Company’s sales transactions is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions.
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
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2024	2023	2024	2023
Grills	$74,931	$56,573	$246,721	$239,444
Consumables	22,531	25,385	88,621	90,330
Accessories	24,588	35,772	100,093	112,629
Total revenue	$122,050	$117,730	$435,435	$442,403

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2024	2023	2024	2023
North America	$112,709	$102,125	$389,914	$399,280
Rest of world	9,341	15,605	45,521	43,123
Total revenue	$122,050	$117,730	$435,435	$442,403

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2024	2023	2024	2023
Retail	$100,118	$91,764	$367,617	$359,726
Direct to consumer	21,932	25,966	67,818	82,677
Total revenue	$122,050	$117,730	$435,435	$442,403
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$89,121	$77,299
Allowance for expected credit losses	(446)	(549)
Sales reserves, discounts and allowances	(17,889)	(16,812)
Total accounts receivable, net	$70,786	$59,938
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,372	$6,645
Work in process	6,943	9,798
Finished goods	92,743	79,732
Inventories	$105,058	$96,175
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrual for inventories in-transit	$8,669	$9,927
Warranty accrual	6,443	7,240
Accrued compensation and bonus	7,089	6,935
Other	34,429	28,839
Accrued expenses	$56,630	$52,941
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty accrual, beginning of period	$6,756	$7,486	$7,240	$7,368
Warranty claims	(1,373)	(2,435)	(3,695)	(6,015)
Warranty costs accrued	1,060	2,120	2,898	5,818
Warranty accrual, end of period	$6,443	$7,171	$6,443	$7,171
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation total amount recorded in accumulated other comprehensive income ("AOCI") was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of September 30, 2024, the Company had $5.5 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.

For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	September 30, 2024	December 31, 2023
Gross Asset Fair Value	$8,706	$16,248
Gross Liability Fair Value	—	—
Net Asset Fair Value	$8,706	$16,248
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
The Company had outstanding foreign currency contracts as of September 30, 2024 and December 31, 2023. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2024	December 31, 2023
Gross Asset Fair Value	$91	$76
Gross Liability Fair Value	—	—
Net Fair Value	$91	$76
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized losses	$(328)	$(804)	$(865)	$(2,484)
Unrealized gains (losses)	390	410	15	(279)
Total losses	$62	$(394)	$(850)	$(2,763)
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
•Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2024	As of December 31, 2023
Assets:
Derivative assets—foreign currency contracts (1)	2	$91	$76
Derivative assets—interest rate swap contract (2)	2	8,706	16,248
Total assets		$8,797	$16,324

Liabilities:
Contingent consideration—earn out (3)	3	$—	$15,000
Total liabilities		$—	$15,000
(1)Included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
(2)Included in prepaid expenses and other current assets and other non-current assets in the accompanying condensed consolidated balance sheets.
(3)Included in current contingent consideration in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2024 and December 31, 2023, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The fair values of the Company's contingent consideration earn out obligation were estimated using a Black Scholes model. Key assumptions used in these estimates include the weighted average cost of capital and the probability assessments with respect to the likelihood of achieving the forecasted performance targets consistent with the level of risk of achievement. As these are significant unobservable inputs, the contingent consideration earn out obligation is included in Level 3 inputs.
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

The following table presents the fair value of contingent consideration (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contingent consideration, beginning of period	$—	$13,110	$15,000	$22,747
Payments of contingent consideration	—	—	(15,000)	(12,445)
Change in fair value of contingent consideration	—	(2,300)	—	508
Contingent consideration, end of period	$—	$10,810	$—	$10,810
The following table reconciles the changes in fair value of contingent consideration and payments of contingent consideration to the accompanying condensed consolidated statement of cash flows and condensed consolidated statements of operations and comprehensive loss (in thousands):

	Nine Months Ended September 30,
	2024	2023
Total payment of contingent consideration	$15,000	$12,445
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)
Acquisition date fair value of contingent consideration (2)	$—	$12,225

Change in fair value of contingent consideration (3)	$—	$508
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)
Net change in contingent consideration (4)	$(15,000)	$288
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
(4)Agrees to the change in contingent consideration as an operating activity in the accompanying condensed consolidated statement of cash flows.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of September 30, 2024		As of December 31, 2023
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,638	$382,447	$403,825	$357,498
Total liabilities	$403,638	$382,447	$403,825	$357,498
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

The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of September 30, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.6 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2024, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, the Company is subject to a financial covenant and is required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2024, the Company was in compliance with the covenants under the Credit Facilities.
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
On November 8, 2023, the Company entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and allows for seasonal adjustments, at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement), to change the capacity anywhere between $30.0 million and $75.0 million. The Company is required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If the Company's liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of the Company's borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2024.
As of September 30, 2024, the Company had drawn down $12.0 million under this facility for general corporate and working capital purposes.
10 – COMMITMENTS AND CONTINGENCIES
Legal Matters

In the normal course of business, the Company is involved in legal proceedings and other potential loss contingencies, some of which are covered by insurance. In accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies ("Topic 450"), the Company establishes accruals for contingencies when it is probable that a loss will be incurred and the amount, or range of amounts, can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range. When no amount within the range is a better estimate than any other amount, the Company will accrue the minimum amount in the range. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by ASC Topic 450.
In August 2024, the Company received an offer of compromise to reach an out-of-court settlement for a product liability matter. The Company believes this matter, and any monetary settlement associated with it, is covered by its insurance policies. The Company establishes accruals when a particular contingency is probable and reasonably estimable. As of September 30, 2024, although the loss is probable, the Company has not recorded an accrual because the amount is not reasonably estimable.
The Company regularly evaluates the status of legal proceedings and other matters in which the Company is involved to assess whether a loss is probable or there is a reasonable possibility that a loss or additional loss may have been incurred to determine if accruals are appropriate. The Company further evaluates each legal proceeding and other matters to assess whether an estimate of possible loss or range of loss can be made to determine whether accruals are appropriate. For the matter described above, management is unable to provide a meaningful estimate of the possible loss or range of possible loss because, among other reasons, there is uncertainty as to the outcome of the settlement negotiations. For this matter, while management does not believe, based on currently available information and the anticipated coverage from the Company's insurance policies, that the outcomes of the matter will have a material effect on the Company's condensed consolidated financial position, results of operations or cash flows, we cannot give any assurance regarding the ultimate outcome of the matter.
11 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan") provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of the Company's common stock available for issuance under awards granted pursuant to the 2021 Plan was equal to 14,105,750 shares, increased to 19,983,145 shares on January 1, 2022 by operation of an annual increase provision in the 2021 Plan, and which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2024 and 2023, an additional 6,293,265 and 6,131,220 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan. Notwithstanding anything to the contrary in the 2021 Plan, no more than 100,000,000 shares of our common stock may be issued pursuant to the exercise of incentive stock options under the 2021 Plan.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$17	$20	$60	$55
Sales and marketing	785	1,386	2,330	3,068
General and administrative	5,099	4,795	20,674	44,057
Total stock-based compensation	$5,901	$6,201	$23,064	$47,180
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
The grant date fair values of the 2024 Performance Shares and PSUs were based on the shares and units eligible to be earned under the Target Adjusted EBITDA Goal as of the applicable grant date.
A summary of the time-based restricted stock unit activity during the nine months ended September 30, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,098,660	$4.84
Granted	4,775,837	2.55
Vested	(3,131,675)	6.10
Forfeited	(553,736)	4.21
Outstanding at September 30, 2024	9,189,086	$3.26
As of September 30, 2024, the Company had $22.1 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.99 years.

A summary of the performance-based restricted stock unit and performance-based restricted share activity during the nine months ended September 30, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,037,728	$15.58
Granted	3,152,807	2.21
Vested	(1,037,728)	15.58
Forfeited or cancelled	—	—
Outstanding at September 30, 2024	3,152,807	$2.21
As of September 30, 2024, the Company had $3.0 million of unrecognized stock-based compensation expense related to unvested performance-based restricted stock units and performance-based restricted shares that are expected to be recognized over a weighted-average period of 0.64 years.
During the nine months ended September 30, 2024, the Company paid $2.1 million for the net settlement of income tax obligations related to employee equity awards that vested during the period. During the nine months ended September 30, 2023, no amounts were paid for the net settlement of income tax obligations related to employee equity awards that vested during the period.
12 – INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax benefit and provision of $137,000 and $852,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $29,000 and $1,214,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2024, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended September 30, 2024 and 2023, the Company recorded expenses associated with such services of $1.5 million and $1.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded expenses associated with such services of $4.0 million and $4.4 million, respectively. Amounts payable to the third party as of September 30, 2024 and December 31, 2023 was $1.0 million and $1.0 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(19,789)	$(19,261)	$(27,050)	$(60,357)

Weighted-average common shares outstanding—basic	128,291,933	124,053,643	126,886,385	123,265,134
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	128,291,933	124,053,643	126,886,385	123,265,134

Loss per share
Basic and diluted	$(0.15)	$(0.16)	$(0.21)	$(0.49)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units and performance shares	12,341,893	9,313,853	12,341,893	9,313,853

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report on Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”), on March 8, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Our revenue increased by 3.7% and decreased by 1.6% for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, respectively, and was $122.1 million and

$435.4 million for the three and nine months ended September 30, 2024, respectively, up from $117.7 million and down from $442.4 million for the three and nine months ended September 30, 2023, respectively. We recorded a net loss of $19.8 million and $27.1 million for the three and nine months ended September 30, 2024, respectively, compared to a net loss of $19.3 million and $60.4 million for the three and nine months ended September 30, 2023, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
There is significant uncertainty regarding how macroeconomic conditions, including sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see demand for our products. We have, however, seen instances of consumer sensitivity to higher price points. Therefore, we have utilized promotional activity and strategic pricing action on select grills, which has primarily attributed to unit volume growth in excess of 80%, partially offset by high-double digit reduction in average selling price due to mix shift to lower priced grills, strategic pricing action on select grills, and higher mix of direct import sales for the nine months ended September 30, 2024 as compared to the prior year period. As a result, revenue from our grills increased by $7.3 million to $246.7 million for the nine months ended September 30, 2024 as compared to the prior year period.
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, we have partnered with certain retailers in a direct import program, executed long-term transportation contracts, and implemented operational efficiencies across our pellet mill operations. As a result, we have experienced an increase in gross margin to 42.8% for the nine months ended September 30, 2024 from 36.9% for the nine months ended September 30, 2023. We expect continued cost savings to improve operating results in the long-term, but given the uncertainty of the macroeconomic environment in the near-term, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business. We will continue to monitor and, if necessary, take additional action to mitigate the effects of the macroeconomic environment on our business.
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
Although we experience demand for our products throughout the year, there is seasonal fluctuations in our revenue. We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same warm weather timeframe. Additionally, we have typically experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.3 million and $2.8 million for the three months ended September 30, 2024, and 2023, respectively, and $11.8 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Total Other Expense
Total other expense consists of interest expense and other income (expense), net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income (expense), net consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	%	2024	2023	Amount	%
Revenue	$122,050	$117,730	$4,320	3.7%	$435,435	$442,403	$(6,968)	(1.6)%
Cost of revenue	70,362	73,064	(2,702)	(3.7)%	248,856	278,983	(30,127)	(10.8)%
Gross profit	51,688	44,666	7,022	15.7%	186,579	163,420	23,159	14.2%
Operating expenses:
Sales and marketing	26,162	25,913	249	1.0%	76,065	75,903	162	0.2%
General and administrative	24,135	24,823	(688)	(2.8)%	86,764	103,873	(17,109)	(16.5)%
Amortization of intangible assets	8,819	8,889	(70)	(0.8)%	26,456	26,666	(210)	(0.8)%
Change in fair value of contingent consideration	—	(2,300)	2,300	100.0%	—	508	(508)	(100.0)%
Restructuring costs	—	225	(225)	(100.0)%	—	225	(225)	(100.0)%
Total operating expense	59,116	57,550	1,566	2.7%	189,285	207,175	(17,890)	(8.6)%
Loss from operations	(7,428)	(12,884)	(5,456)	(42.3)%	(2,706)	(43,755)	(41,049)	(93.8)%
Other income (expense):
Interest expense	(8,534)	(7,517)	1,017	13.5%	(25,308)	(23,408)	1,900	8.1%
Other income (expense), net	(3,964)	1,992	(5,956)	(299.0)%	993	8,020	(7,027)	87.6%
Total other expense	(12,498)	(5,525)	6,973	126.2%	(24,315)	(15,388)	8,927	58.0%
Loss before provision (benefit) for income taxes	(19,926)	(18,409)	1,517	8.2%	(27,021)	(59,143)	(32,122)	(54.3)%
Provision (benefit) for income taxes	(137)	852	(989)	(116.1)%	29	1,214	(1,185)	(97.6)%
Net loss	$(19,789)	$(19,261)	$528	2.7%	$(27,050)	$(60,357)	$(33,307)	(55.2)%

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$74,931	$56,573	$18,358	32.5%
Consumables	22,531	25,385	(2,854)	(11.2)%
Accessories	24,588	35,772	(11,184)	(31.3)%
Total Revenue	$122,050	$117,730	$4,320	3.7%
Revenue increased by $4.3 million, or 3.7%, to $122.1 million for the three months ended September 30, 2024 compared to $117.7 million for the three months ended September 30, 2023. The increase was driven primarily by higher sales of grills partially offset by lower sales from MEATER smart thermometers, lower consumables sales, and lower Traeger branded accessories sales.
Revenue from our grills increased by $18.4 million, or 32.5%, to $74.9 million for the three months ended September 30, 2024 compared to $56.6 million for the three months ended September 30, 2023. The increase was primarily driven by unit volume growth in excess of 80% partially offset by reduction in average selling price in excess of 20%. Higher unit volume was driven by effective promotional activity and strategic pricing action on select grills. The decrease in average selling price was primarily due to mix shift to lower priced grills, higher mix of direct import sales, and strategic pricing action on select grills.
Revenue from our consumables decreased by $2.9 million, or 11.2%, to $22.5 million for the three months ended September 30, 2024 compared to $25.4 million for the three months ended September 30, 2023. The decrease was primarily driven by high-single digit reduction in wood pellet unit volume and high-double digit reduction in food consumables unit volume. Lower wood pellet and food consumables unit volume was due to seasonal ordering shifts.
Revenue from our accessories decreased by $11.2 million, or 31.3%, to $24.6 million for the three months ended September 30, 2024 compared to $35.8 million for the three months ended September 30, 2023. The decrease was driven primarily by lower sales of MEATER smart thermometers and unit volume reductions in excess of 20% in Traeger branded accessories.
Gross Profit

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$51,688	$44,666	$7,022	15.7%
Gross margin (Gross profit as a percentage of revenue)	42.3%	37.9%
Gross profit increased by $7.0 million, or 15.7%, to $51.7 million for the three months ended September 30, 2024 compared to $44.7 million for the three months ended September 30, 2023. Gross margin increased to 42.3% for the three months ended September 30, 2024 from 37.9% for the three months ended September 30, 2023. The increase in gross margin was driven primarily by favorability from freight, logistics, and other supply chain costs.
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$26,162	$25,913	$249	1.0%
As a percentage of revenue	21.4%	22.0%

Sales and marketing expense increased by $0.2 million, or 1.0%, to $26.2 million for the three months ended September 30, 2024 compared to $25.9 million for the three months ended September 30, 2023. As a percentage of revenue, sales and marketing expense decreased to 21.4% for the three months ended September 30, 2024 from 22.0% for the three months ended September 30, 2023.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$24,135	$24,823	$(688)	(2.8)%
As a percentage of revenue	19.8%	21.1%
General and administrative expense decreased by $0.7 million, or 2.8%, to $24.1 million for the three months ended September 30, 2024 compared to $24.8 million for the three months ended September 30, 2023. As a percentage of revenue, general and administrative expense decreased to 19.8% for the three months ended September 30, 2024 from 21.1% for the three months ended September 30, 2023.
Change in Fair Value of Contingent Consideration

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$(2,300)	$2,300	100.0%
As a percentage of revenue	—%	(2.0)%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, increased by $2.3 million for the three months ended September 30, 2024 as compared to prior year period. The change in fair value was primarily driven by the change during each period in the likelihood of achieving the fiscal year 2023 performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(8,534)	$(7,517)	$1,017	13.5%
Other income (expense), net	(3,964)	1,992	(5,956)	299.0%
Total other expense	$(12,498)	$(5,525)	$6,973	126.2%
As a percentage of revenue	(10.2)%	(4.7)%
Total other expense increased by $7.0 million, or 126.2%, to $12.5 million for the three months ended September 30, 2024 compared to $5.5 million for the three months ended September 30, 2023. This increase was primarily due to the unrealized losses from our interest rate swap as well as increased interest expense on our First Lien Term Loan Facility, partially offset by changes in realized and unrealized gains and losses from foreign currencies.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$246,721	$239,444	$7,277	3.0%
Consumables	88,621	90,330	(1,709)	(1.9)%
Accessories	100,093	112,629	(12,536)	(11.1)%
Total Revenue	$435,435	$442,403	$(6,968)	(1.6)%
Revenue decreased by $7.0 million, or 1.6%, to $435.4 million for the nine months ended September 30, 2024 compared to $442.4 million for the nine months ended September 30, 2023. The decrease was driven primarily by lower sales from our accessories and consumables, partially offset by higher grill sales.
Revenue from our grills increased by $7.3 million, or 3.0%, to $246.7 million for the nine months ended September 30, 2024 compared to $239.4 million for the nine months ended September 30, 2023. The increase was primarily driven by unit volume growth in excess of 20% partially offset by high-double digit reduction in average selling price. Higher unit volume was driven by effective promotional activity and strategic pricing action on select grills. The decrease in average selling price was primarily due to mix shift to lower priced grills, higher mix of direct import sales, and strategic pricing action on select grills.
Revenue from our consumables decreased by $1.7 million, or 1.9%, to $88.6 million for the nine months ended September 30, 2024 compared to $90.3 million for the nine months ended September 30, 2023. The decrease was driven by low-single digit reduction in wood pellet unit volume.
Revenue from our accessories decreased by $12.5 million, or 11.1%, to $100.1 million for the nine months ended September 30, 2024 compared to $112.6 million for the nine months ended September 30, 2023. The decrease was driven primarily by lower sales of MEATER smart thermometers and low-double digit unit volume reduction in Traeger branded accessories.
Gross Profit

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$186,579	$163,420	$23,159	14.2%
Gross margin (Gross profit as a percentage of revenue)	42.8%	36.9%
Gross profit increased by $23.2 million, or 14.2%, to $186.6 million for the nine months ended September 30, 2024 compared to $163.4 million for the nine months ended September 30, 2023. Gross margin increased to 42.8% for the nine months ended September 30, 2024 from 36.9% for the nine months ended September 30, 2023. The increase in gross margin was driven primarily by favorability from freight, logistics, and other supply chain costs, as well as favorability due to changes in foreign exchange rates.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$76,065	$75,903	$162	0.2%
As a percentage of revenue	17.5%	17.2%

Sales and marketing expense increased by $0.2 million, or 0.2%, to $76.1 million for the nine months ended September 30, 2024 compared to $75.9 million for the nine months ended September 30, 2023. As a percentage of revenue, sales and marketing expense increased to 17.5% for the nine months ended September 30, 2024 from 17.2% for the nine months ended September 30, 2023.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$86,764	$103,873	$(17,109)	(16.5)%
As a percentage of revenue	19.9%	23.5%
General and administrative expense decreased by $17.1 million, or 16.5%, to $86.8 million for the nine months ended September 30, 2024 compared to $103.9 million for the nine months ended September 30, 2023. As a percentage of revenue, general and administrative expense decreased to 19.9% for the nine months ended September 30, 2024 from 23.5% for the nine months ended September 30, 2023. The decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $23.4 million primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs as well as losses on the disposal of property, plant and equipment in the comparable prior year period, partially offset by increased employee and occupancy costs.
Change in Fair Value of Contingent Consideration

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$508	$(508)	(100.0)%
As a percentage of revenue	—%	0.1%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $0.5 million for the nine months ended September 30, 2024 as compared to prior year period. The change in fair value was primarily driven by the change during each period in the likelihood of achieving the fiscal year 2023 performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(25,308)	$(23,408)	$1,900	8.1%
Other income, net	993	8,020	(7,027)	87.6%
Total other expense	$(24,315)	$(15,388)	$8,927	58.0%
As a percentage of revenue	(5.6)%	(3.5)%
Total other expense increased by $8.9 million, or 58.0%, to $24.3 million for the nine months ended September 30, 2024 compared to $15.4 million for the nine months ended September 30, 2023. This increase was primarily due to unrealized losses from our interest rate swap as well as increased interest expense on our First Lien Term Loan Facility, partially offset by changes in realized and unrealized gains and losses from our foreign currency contracts.
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
As of September 30, 2024, we had cash and cash equivalents of $16.9 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $34.9 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2024, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $12.0 million on the Receivables Financing Agreement. As of September 30, 2024, the total principal amount outstanding under our First Lien Term Loan Facility was $403.6 million. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$16,416	$44,359
Net cash used in investing activities	(10,233)	(13,126)
Net cash used in financing activities	(19,232)	(71,508)
Net decrease in cash, cash equivalents and restricted cash	$(13,049)	$(40,275)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash provided by operating activities during the nine months ended September 30, 2024 compared to cash provided by operating activities during the nine months ended September 30, 2023 is primarily due to an increase in net cash used for working capital, partially offset by a decrease in net loss, adjusted for non-cash items, as compared to the prior year period. The increase in cash used for working capital was primarily due to a decrease in the change in accounts receivable in the current period, primarily driven by the collections of large trade receivable balances in the prior year period that were outstanding at the beginning of the prior year period, partially offset by a decrease in the change in inventory balances in the current period as a result of strategic inventory management in the prior year period to reduce the high inventory levels at the beginning of the prior year period.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2024 was primarily related the prior year construction costs for our new corporate headquarters, partially offset by proceeds received from the prior year sale of property, plant, and equipment.
Cash Flow from Financing Activities
The decrease in cash used in financing activities during the nine months ended September 30, 2024 was primarily driven by the decrease in net borrowing on our Revolving Credit Facility, and payment in the prior year period associated with the acquisition date fair value of contingent consideration.

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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of September 30, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.6 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of September 30, 2024, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, we are subject to a financial covenant whereby we are required to maintain a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of September 30, 2024, we were in compliance with the covenants under the Credit Facilities.
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
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and allows for seasonal adjustments, at our discretion (with consent of the lenders under the Receivables Financing Agreement), to change the capacity anywhere between $30.0 million and $75.0. million. We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate (as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2024.
As of September 30, 2024, we had drawn down $12.0 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2024 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024, except as indicated below, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results. For more information, see Note 10 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

4.1	Stockholders Agreement, dated July 28, 2021, by and among Traeger, Inc. and the Stockholders party thereto.	8-K	08/03/21	10.2

4.2	Amendment No. 1 to Stockholders Agreement, dated April 30, 2024, by and among Traeger, Inc. and the Stockholders party thereto.	10-Q	08/07/24	4.1

10.1	Form of 2024 Performance-Based Restricted Stock Unit Agreement.	10-Q	08/07/24	10.2

10.2	Amendment No. 10 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 6, 2024.	10-Q	08/07/24	10.3

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 6, 2024
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 2024
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)