Form 10-K
period 2024-12-31
Traeger, Inc.
filed 2025-03-07
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Common Stock on the New York Stock Exchange on June 28, 2024, was $83.5 million.
As of March 3, 2025, there were 130,648,819 shares of the registrant's common stock, par value of $0.0001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth, and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for Securities and Exchange Commission (“SEC”) reporting purposes, but that is informed by various environmental, social, and governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.

GENERAL INFORMATION
Basis of Presentation
As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “we,” “us,” “our,” the “Company,” “Traeger” and similar references refer: (1) following the consummation of our statutory conversion to a Delaware corporation on July 28, 2021 in connection with our initial public offering (“IPO”), to Traeger, Inc., and (2) prior to the completion of such conversion, to TGPX Holdings I LLC.
Market and Industry Data
This Annual Report on Form 10-K includes estimates regarding market and industry data that we prepared based on our management’s knowledge and experience in the markets in which we operate, together with information obtained from various sources, including publicly available information, industry reports and publications, surveys, our customers, distributors, suppliers, trade and business organizations, and other contacts in the markets in which we operate. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets which we believe to be reasonable.
In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets for our products. Statistics and estimates related to our total addressable market in the United States (“U.S. TAM”) as a whole and the various categories therein, and our market share within the U.S. TAM, are based on internal and third-party research, as well as consumer surveys.
This market data is subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process, and other limitations inherent in any statistical survey. In addition, customer preferences are subject to change. Accordingly, you are cautioned not to place undue reliance on such market data.

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
•United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.
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
•Our business could be adversely affected by issues in relation to ESG matters, both in relation to our own operations and the operations of our supply chain partners.
•We derive the majority of our revenues from three major retailers and a decline in demand from these retailers or failure by these retailers to perform their contractual obligations would cause our customer base, results of operations, and business to suffer.
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
At the heart of our brand is a passionate and engaged community called the Traegerhood, which includes everyone from casual grillers to competition pitmasters and professional chefs. Our flagship wood pellet grills are internet of things (“IoT”) devices that allow owners to program, monitor, and control their grill through our Traeger app, which has been installed on more than 3.5 million mobile devices. We complement our innovative cooking technologies with an extensive digital library of original recipes and Traeger cooking classes. In addition, we offer consumable products, such as wood pellets, rubs, and sauces, that drive recurring revenue.
Leveraging our authentic brand and the Traegerhood, we have established an omnichannel distribution strategy led by retailers ranging from Ace Hardware and The Home Depot to Amazon and Best Buy. We complement this retail channel with direct to consumer (“DTC”) sales through our website and Traeger app.
Today, we estimate that 76 million households in the United States own a grill, representing the total addressable market. With approximately 2.7 million Traeger grills sold in the United States from 2020 to 2024, we estimate that our U.S. household penetration is only 3.6% of this total addressable market. As a result, we believe our potential market opportunity is massive and that our ability to grow within and beyond the outdoor grill market is unrivaled. We see opportunities to expand our integrated, connected cooking platform with new types of technologies and experiences. Together with the Traegerhood, we are disrupting home cooking.
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
Beginning in 2014, we pioneered a digital outdoor cooking experience. Using software, internet connectivity, and cloud technology, we reinvented the original Traeger to be an IoT device, featuring a variety of modern technologies, including:
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
Today, our wood pellet grills feature modern, updated designs that improve upon the original. Our grills use an auger to feed natural hardwood pellets into a fire pot, where they are ignited by a hot rod to create heat and flavorful smoke. A fan stokes the fire and creates convection, which is key to the versatility of our grills. Drip trays funnel grease, fat, and oil for easy clean-up and to help prevent flareups.
Our Integrated Platform
Our integrated platform includes six types of products: wood pellet grills, gas griddles, grilling accessories, digital content, the Traeger app, and consumables. We integrate these products to optimize the cooking experience and produce valuable feedback loops with consumers.
As a result, our integrated platform can drive grill usage, brand affinity, word of mouth, and purchases of our consumables.
Products
Our Grills
We offer eight primary grill lines: Woodridge Series, Timberline Series, Ironwood Series, Pro Series with WiFIRE, Pro Series without WiFIRE, Portable Series, Club Lineup, and Flatrock flat top grill. These grills vary in size, price, construction, materials, and digital technologies. Our grills represented 53.8% and 49.4% of our revenue for the year ended December 31, 2024 and 2023, respectively.
Our Digital Content
We produce a library of digital content including instructional recipes and videos that demonstrate tips, tricks, and cooking techniques that empower Traeger owners to progress their cooking skills. In addition, we produce short- and long-form branded content highlighting stories, community members, and lifestyle content from the Traegerhood.
A Growing Library of Recipes
Creating an extensive array of wood-fired recipes is crucial to educating our consumers and inspiring them to cook more often and craft even better food. From quick and easy entry-level dishes to more advanced culinary endeavors, we cater to all levels of cooks. Our recipes include appetizers, main dishes, sides, desserts, and even wood-fired cocktails to tie the meal together. They range from traditional barbecue classics like ribs and brisket to Spanish-style Paella, Italian porchetta, and even homemade baked pie, allowing consumers to take full advantage of the grills’ versatility. The majority of our recipes are developed and tested by our in-house culinary team. However, we also leverage our network of chefs, recipe developers, and pitmasters to source recipes and insights.
Traeger Shop Class
We currently offer “Shop Class: Private Table,” a series of shop classes that are taught online by community ambassadors and Traeger Pro team members and feature detailed prep-to-plate instruction. The small group format ensures that the class is personal and interactive. With the purchase of their ticket, participants receive a list of supplies they’ll need to follow along in real-time, as well as a swag bag filled with goodies. Shop Classes are also offered in-person in select markets throughout the year.
The Traeger App
Our Traeger app, which we launched in 2017, is a mobile software application available on iOS or Android devices. The Traeger app is free to download from the Apple App Store or Google Play, is free to use, and has been installed on more than 3.5 million mobile devices.

Our Consumables
We offer a variety of Traeger-branded wood pellets, rubs, and sauces for use when cooking with our grills. Our digital content and expanding collection of recipes provide users the opportunity to test their skills with these Traeger-branded flavor enhancers. Our consumables represented 19.7% and 19.0% of our revenue for the year ended December 31, 2024 and 2023, respectively.
Our Accessories
We offer a variety of grill accessories (including the P.A.L. Pop-And-Lock accessory rail, covers, drip trays, bucket liners, storage bins, and shelves), tools to aid in meal prep, cooking, and cleanup (including pellet storage systems, cleaning solutions, barbecue tools, and the MEATER smart thermometer), replacement parts, and apparel and merchandise (including t-shirts, hooded sweatshirts, and baseball hats, in various styles). Our accessories represented 26.5% and 31.6% of our revenue for the year ended December 31, 2024 and 2023, respectively.
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
Sales
We have two primary sales channels: retail and DTC. Our retail channel covers our relationships with brick-and-mortar retailers, e-commerce platforms, and multichannel retailers. Our core retail products are available at more than 11,200 retail locations globally as of December 31, 2024.
We have built relationships with well-known national retailers such as The Home Depot, Ace Hardware, and Costco. We also work with a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, and barbecue. Our DTC channel covers sales directly to customers through our website.
Product Development
Our Product team’s mission is to develop world-class innovation with flawless product commercialization and 4.8-star-or-higher consumer ratings to enhance the consumer cooking experience from beginning to end. These high standards are essential to our strategy of selling a premium product with mass market appeal. Product innovation can also increase our pricing and encourage customers to replace their grills more often than the average grill owner.
As of December 31, 2024, our Product team consisted of 61 members. Our team aims to build upon our core concepts of taste, versatility, ease of use, consistency, and community. Since 2014, our team has re-envisioned the outdoor cooking archetype with digital experiences and has developed and leveraged our intellectual property and proprietary rights to help protect and enhance our business and competitive position.
Human Capital and Culture
We believe that the Traeger culture and people differentiate us from competitors by enabling us to sustain product innovation, engage our community, elevate our brand, and form strong partnerships over the long term. We observe that many other cooking brands produce one compelling innovation and then merely add incremental features. We changed the outdoor cooking landscape with the original wood pellet grill, and we did so again with the first cloud-connected offering in the category. We believe our culture and people will permit us to continue the disruption in outdoor cooking and potentially expand it into other ancillary areas of the at-home cooking market.

Mission and Values
In our model, culture precedes strategy and process. Choices about how we grow and operate the company stem from our core values, which help to attract and retain talented people from within and beyond our industry. We hire for risk tolerance, intellectual curiosity, passion, humility, and a drive to do “big things.” We teach new hires the Traeger culture and strategy and then toss them into the proverbial deep end. We celebrate their successes and help them learn from their mistakes.
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
Inclusion and belonging are key components of our culture and are fundamental to achieving our strategic priorities and future vision. At Traeger, this means welcoming everyone to our table, and we believe the collective sum of our individual differences creates the unmistakable Traeger community and enables innovation.
We are a “Great Place to Work” certified employer and have a strong track record of selectivity and retention. We believe that we are among the most attractive employers in the Salt Lake City and the greater Mountain West areas. Many of our employees live the Traeger lifestyle at home with their own grills and at our office, with its outdoor barbecue rooftop deck and test kitchen.
As of December 31, 2024, we had approximately 666 employees, of which 665 were full-time. We also retain consultants, independent contractors, and temporary and part-time workers. As of December 31, 2024, our employees were located in 27 states and 6 countries, with 517 located in the United States. Our employees are divided across several core functions, including sales and marketing, supply chain management, product development, wood pellet manufacturing, and culinary and talent management. None of our employees are currently covered by a collective bargaining agreement, and we have had no labor-related work stoppages.
Our people are essential to our success, and we expect headcount to grow for the foreseeable future as we focus on recruiting employees with experience to continue to bolster various functions related to our operations as a publicly traded company and to support our expected growth.
Manufacturing, Supply Chain, and Logistics
We have developed an efficient and scalable global supply chain with a continued focus on improving products and services while reducing costs. The supply chain organization includes global planning, retail operations, third-party manufacturing and logistics providers, vertically integrated wood pellet manufacturing, program management, and customer experience teams. Our internal supply chain management team oversees our global supply chain and includes personnel in the United States and China. Our operations in China are dedicated to quality control, product engineering, and supply chain logistics and includes employees that monitor the production quality of our manufacturers and direct suppliers. This team in China also works to identify new manufacturing capacity as needed and manages the transfer of technology between direct and indirect suppliers to manage our supply chain risk. Our internal supply chain management team supports product introductions and evolving channel strategies, researches materials and equipment, qualifies direct suppliers and potential manufacturers, directs internal demand and production planning, manages product purchasing plans and oversees product transportation. Our personnel also work with our third-party manufacturers to monitor product quality and manufacturing process efficiency.
We utilize third-party manufacturers to manufacture and supply our grills and accessories. Our grills are currently manufactured in China and Vietnam, our MEATER smart thermometer accessories are currently manufactured in Taiwan, and we outsource the production of our accessories and apparel to a global network of suppliers. The raw materials and components used in our grills and accessories are sourced either directly by us or on our behalf by our manufacturers from a variety of suppliers. Similarly, the raw materials for our hardwood pellets produced in the United States are sourced directly by us, and from local sources wherever possible. Our supply chain management team coordinates the relationships and commercial terms between our manufacturers and the suppliers of raw material and components that we have sourced directly. We regularly review our existing manufacturers and direct and indirect suppliers globally, and evaluate new manufacturers and suppliers, to support scaling our manufacturing base and strategically position our operations to mitigate risk related to geopolitical and macroeconomic pressures as we grow. In recent years, there have been growing stakeholder interest and regulatory scrutiny in relation to companies' management of their supply chains, which introduces additional criteria by which suppliers may now be assessed. For additional discussion relating to the availability of raw materials used for our business, please see Part I, Item 1A. “Risk Factors—Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand” and “Risk Factors—Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.”
We generally purchase from our primary manufacturers on a purchase order basis. Pursuant to our internal policies and terms with such parties, our manufacturers must follow our established product design specifications, quality assurance programs, and manufacturing standards. We have developed preferred relationships with our manufacturers to maintain access to the resources needed to scale and ensure our manufacturers have the requisite experience to produce our grills and related accessories and work closely with our manufacturers to improve their yields and efficiency. We pay for and own certain tooling and equipment that is specifically required to manufacture our products in order to have control of supply and component pipelines. We have purchase commitments based on our purchase orders for certain amounts of goods, work-in-progress, and components.
We produce our wood pellets through a vertically integrated network of five wood pellet production facilities in the United States and a select number of contract manufacturers capable of meeting our specifications in the United States and Poland. This network includes an owned and operated facility in New York and leased facilities in Oregon, Georgia, and Texas. Our facilities are strategically located across the United States near hardwood inputs and key customer distribution centers. We believe operating these facilities gives us greater control over production and supply, and we pay for and own certain tooling and equipment at these facilities in order to maintain product quality and supply requirements, including the specific moisture content of our wood pellets. We are committed to continued improvement in our wood pellet production operations. We have implemented a quality management system designed to promote delivery of consistent, high-quality wood pellets, especially as our production volumes have increased.
We utilize multiple third-party logistics providers for a significant portion of our distribution and fulfillment operations, which include warehousing and shipping. Our third-party logistics providers have warehouses in California, Georgia, Texas, and Washington, with warehouses dedicated to specific, high-volume single channel products and DTC sales. Our wood pellet production facilities have the capacity to store batches of finished wood pellets on site and send finished goods to our third-party providers for further warehousing and distribution to our customers. Our inventory is managed by these third-party logistics providers, which interface with our material resources planning (“MRP”) system to enable us to maintain visibility and control over inventory levels and customer shipments. We maintain third-party logistics providers in the Netherlands, United Kingdom, Germany, and Canada to support our international growth. We believe our providers have sufficient expansion capacity to meet our future needs, and that our distribution and fulfillment strategy has improved the efficiency and scalability of our operations.
We manage inventory through a third-party MRP system. We forecast demand based on market inputs and generate stock-keeping unit and rolling 18-month forecasts. The MRP system incorporates our forecasts, existing inventory levels, inbound purchase orders, and agreed lead times for product deliveries, and generates purchase recommendations to support inventory and service level metrics and targets.
Intellectual Property
The protection of our brand, technology and intellectual property is an important aspect of our business. In particular, we believe the Traeger brand is significant to the success of our business. We protect our intellectual property, including our brand, through a combination of trademarks, patents, copyrights, contractual provisions, confidentiality procedures, and non-disclosure agreements. For example, we generally enter into confidentiality agreements and invention or work product assignment agreements with our employees and consultants to control access to, and clarify ownership of, our intellectual property rights. We protect our intellectual property rights in the United States and certain foreign jurisdictions. We believe these intellectual property rights, combined with our innovation and distinctive product design, performance, and brand name and reputation contribute to our competitive position and success of our business.
The original patent for the wood pellet grill, which was filed by Joe Traeger in 1986, expired in 2006. As of December 31, 2024, we had approximately 601 trademark registrations and 68 pending trademark applications in the United States and other countries. As of December 31, 2024, we had approximately 73 issued U.S. patents and 13 U.S. patent applications pending and had approximately 200 issued foreign patents and 43 foreign patent applications pending. Our material U.S. patents for our current products generally expire between March 2026 and May 2039, and cover rights related to our WiFIRE technology, D2 Direct Drive, and Super Smoke, among others.
We have a proactive online marketplace monitoring and seller/listing termination program to disrupt any online counterfeit offerings. In addition, we work to shut down counterfeit stand-alone websites through litigation and administrative procedures.
We aggressively pursue and defend our intellectual property rights to protect our brand, designs, and inventions. We have processes and procedures in place to identify, protect, and optimize our intellectual property assets on a global basis. In the future, we intend to continue to seek intellectual property protection for our products, technologies, and processes that we believe are innovative, and we will pursue legal action against those who infringe, misappropriate, or otherwise violate these valuable assets.
Competition
We operate in the highly competitive outdoor cooking market. Numerous other companies offer a wide variety of products, including traditional gas, charcoal, and electric grills that compete with our grills, accessories, and other products.
We compete with established, well-known, and legacy grill brands, including Weber and Pit Boss, among others, as well as numerous other brands and grill manufacturers that offer competing products. These competitors offer a broad array of grills at different price points, including traditional gas, charcoal, and electric grill offerings, as well as a significant number of wood pellet grills. Moreover, the outdoor cooking market is expanding to include alternatives beyond traditional grills, and we also compete against companies that manufacture griddles, such as Blackstone, and companies that manufacture pizza ovens, such as Ooni. We have experienced an increase in competitors and competing offerings of gas, charcoal, and wood pellet grills and other outdoor cooking devices in recent years.
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
We also compete with providers of wood pellets for use in grilling, including well-known brands like Dansons, Bear Mountain BBQ, and Kirkland, among others, whose pellets may be used with our grills. These competitors offer a broad array of pellet types and flavors. Similar to our experience regarding competition for our wood pellet grills, we have experienced an increase in competitors and competing offerings of wood pellets in recent years.
In July 2021, we acquired Apption Labs and began selling the MEATER smart thermometer. We compete in this space with brands such as ThermoPro, Chef iQ, and Typhur, among others.
Sustainability and ESG
We are committed to seeking to reduce adverse environmental impacts in our operations, supply chain, and product lifecycles to the extent possible. To reinforce our commitment to our stakeholders, we have launched sustainability and ESG initiatives across our organization to address certain potential and/or actual environmental impacts. The wood pellet industry has received increased scrutiny from civil society groups and the media for environmental impacts associated with wood sourcing and pellet burning. To address these stakeholder concerns, we have committed to reducing the environmental impact of our wood pellet business. For example, our Sustainable Wood Sourcing Policy requires that all upstream harvesting activities be conducted legally and aims to promote alignment with sustainable forestry best practices, such as by working to understand and document Traeger’s wood pellet supply chain to promote the sourcing of wood pellet materials from responsibly managed forests and/or recycled sources.

Our position in the value chain enables us to source our wood fiber as pre- and post-industrial byproduct from the lumber and furniture industries and generally does not involve the dedicated felling of virgin timber. We are increasingly focused on sourcing wood fiber with sustainability chain-of-custody verification through the Forest Stewardship Council (“FSC”).
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
Environmental Matters
Certain of our operations, properties, and products are subject, and are likely to become increasingly subject in the future, to stringent and comprehensive federal, state, and local laws and regulations governing matters including environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil, and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.
The trend in environmental regulation is towards increasingly stringent and broader requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of such laws and regulations, or enforcement policies, that result in more stringent and costly requirements could have a material adverse effect on our operations and products, particularly with respect to our wood pellet production facilities, and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose joint and several strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources, or persons as a result of spills or releases from our operations or those of a third party. We may choose not to, or may be otherwise unable to, pass on any increased costs to our customers. Although compliance with existing environmental laws and regulations has not historically had a material impact on our results of operations, there is no assurance that the current level of regulation will continue in the future.
We are also subject to permitting, registration, and other government approval requirements under environmental, health, and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits, registrations, and other government approvals from one or more governmental agencies in order to conduct our operations and sell our products. The requirements vary depending on the location where our regulated activities are conducted. As with all governmental processes, there is a degree of uncertainty as to whether a permit, registration, or approval will be granted, the time it will take for a permit, registration, or approval to be issued, and the conditions that may be imposed in connection with the granting of the permit, registration, or approval.
The following summarizes some of the more significant existing environmental laws and regulations applicable to our operations and our wood pellet production facilities in particular.
Air Emissions
The federal Clean Air Act, as amended (“CAA”), and state and local laws and implementing regulations, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping, and reporting requirements for these emissions. These laws and regulations require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay opening of new facilities or significant expansion of existing facilities; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations, and permit requirements may cause us to face fines, penalties, or injunctive orders in connection with air pollutant emissions from our operations.
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
Climate Change and Greenhouse Gases
Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state, and local levels of government to monitor and limit existing emissions of greenhouse gases (“GHG”) as well as to restrict or eliminate future emissions. Moreover, in certain cases, policymakers may consider the impact of GHG emissions (sometimes referred to as a “social cost of carbon”), alongside other environmental or social impacts, in determining the relevant costs or benefits of various actions, which may lead to regulatory or legislative initiatives increasing the cost of certain activities. Views and approaches on the appropriate value and use for a social cost of carbon vary and in some instances remain uncertain, but to the extent such a figure is adopted or increased it may result in more stringent GHG emission or forestry standards that may adversely impact our operations. Certain jurisdictions have also adopted, or are considering adopting, various fees for GHG, including those embedded in the value chain for certain products. As a result of these developments, our operations could be subject to a series of regulatory, litigation, and financial risks associated with the production, transportation, and sale of our products. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions. Compliance with changes in laws and regulations relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. For more information, see Part I, Item 1A. “Risk Factors—Climate change legislation, regulatory initiatives, and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.”
Water Discharges
The Federal Water Pollution Control Act, as amended (“Clean Water Act”), as well as state laws and implementing regulations, restrict the discharge of pollutants into waters of the United States. Any such discharge of pollutants must be performed in accordance with the terms of a permit issued by the U.S. Environmental Protection Agency (“EPA”) or the implementing state agency. In addition, the Clean Water Act and implementing state laws and regulations require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Although our facilities have not historically incurred material costs for compliance with these requirements, changes to the terms and conditions of our permits in future renewals or new or modified regulations could require us to incur additional capital or operating expenditures which may be material.
Endangered Species Act
The federal Endangered Species Act, as amended (“ESA”), restricts activities that may affect endangered and threatened species or their habitats. While the ESA has not historically had a material impact on our operations, the designation of previously unidentified endangered or threatened species or habitat could cause us or our suppliers to incur additional costs or become subject to operating restrictions or bans in the affected areas, which could have an adverse impact on the availability or price of raw materials. In particular, such developments could have the effect of reducing forestry operations in areas where we procure our raw materials and, in turn, the availability of raw materials required for our operations and the production of our wood pellets.
Waste Handling
The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect our operations by imposing requirements regarding the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. While most wasted generated by our operations are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to subject such wastes to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
Remediation of Hazardous Substances
The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the EPA has designated certain PFAS—perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”)—as hazardous substances under CERCLA. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and could otherwise have a material adverse effect on our results of operations, competitive position, or financial condition.
Health and Safety Matters
We are subject to federal, state, local, and international laws and regulations, including the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes, whose purpose is to protect the health and safety of workers. OSHA regulations impose various requirements, including with respect to training, policies, procedures, and maintenance. In addition, the OSHA hazard communication standards in the Emergency Planning and Community Right-to-Know Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state, and local governmental authorities and citizens. National Fire Protection Association standards for combustible dust require our facilities to incorporate pollution control equipment such as cyclones, baghouses, and electrostatic precipitators to minimize regulated emissions. We continually strive to maintain compliance with applicable safety, health, air, solid waste, and wastewater regulations; nevertheless, we cannot guarantee that serious accidents will not occur in the future.
Global Environmental Legislation
In addition to the U.S. legislative regimes above, similar (though in some cases more expansive or stringent) environmental laws and regulations are in place in a number of jurisdictions worldwide, including in relation to climate change, water discharges, endangered species, waste, hazardous substances, and health and safety matters, and such requirements may impact our operations or supply chain partners directly or indirectly.
Additional Information and Website Disclosure
Our website is www.traeger.com. On our Investor Relations website, investors.traeger.com, we make available, free of charge, a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.
Investors and others should note we announce material financial and operational information through our investors press releases, SEC filings, and public conference call webcasts and by postings on our investor relations site at investor.traeger.com. We may also use our website as a distribution channel of material Company information. In addition, you may automatically receive email alerts and other information about Traeger when you enroll your email address by visiting the “Investor Email Alerts” option under the IR Resources tab on investors.traeger.com.
Item 1A. Risk Factors.
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth, and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline, and you could lose all of your investment.
Risks Related to Our Business and Industry
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2024, we had a net loss of $34.0 million. As of December 31, 2024, we had an accumulated deficit of $688.9 million. We expect our operating expenses to increase in the long term as we continue our sales and marketing efforts, expand our operating and retail infrastructure, add content and software features to our platform, expand into new geographies, develop new products, and incur legal, accounting, and other expenses related to operating as a public company. These efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue growth may slow or our revenue may decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, a challenging macroeconomic environment, or if we cannot capitalize on growth opportunities. For example, during the year ended December 31, 2024, our total revenue decreased by 0.3% compared to the year ended December 31, 2023. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our historical growth rates may not be sustainable or indicative of future growth and we expect our growth rate to slow.
We have experienced significant growth since our change of ownership in 2013. Our historical rate of growth may not be sustainable or indicative of our future rate of growth. We have also experienced increased demand for our products in the past, for example due to the impact that the COVID-19 pandemic had on consumer behavior as a result of various stay-at-home orders and restrictions on dining options and restaurant closures. Since 2022, we have experienced a relative downturn in consumer demand as compared to demand during the pandemic and a shift towards experiences, services, and leisure and away from big-ticket home-related products such as grills. We cannot predict if or when consumer behavior and demand will change. We believe that our revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this report and the extent to which our various products grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our number of customers and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
We have only a limited history of operating our business at its current scale. We have made and expect to continue to make significant investments in our research and development efforts and in our sales and marketing organizations, including with respect to future product offerings, consumables, accessories, and services, and to expand our operations and infrastructure both domestically and internationally. This growth has placed, and may continue to place, significant demands on our management and our operational and financial performance and infrastructure. In 2022, we announced a planned reduction in workforce, as part of a plan to reduce our costs and drive long-term operational efficiencies. At the same time, we suspended operations of Traeger Provisions and postponed nearshoring efforts to manufacture product in Mexico. Over the long-term, we may not successfully execute or achieve what were the expected benefits of this reduction in force or incur greater costs than expected. Further, any cost savings that we realize may be offset, in whole or in part, by a reduction in revenues or through increases in other expenses.
Additionally, our customers increasingly rely on our support services to resolve any issues related to the use of our products and smart features. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain and expand our brand recognition, and retain existing customers. The importance of high-quality support will increase as we expand our business and introduce new and/or enhanced products and offerings, especially if we face limited brand recognition in certain markets that leads to non-acceptance or delayed acceptance of our products and services by consumers. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to retain, attract, train, motivate, and manage employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain customer satisfaction. Additionally, if we do not effectively manage the growth of our business and operations, the quality of our products and content could suffer, which could negatively affect our reputation and brand, business, financial condition, and results of operations, and our corporate culture may be harmed.
Our growth depends, in part, on our continued penetration and expansion into additional markets, and we may not be successful in doing so.
We believe that our future growth depends not only on continuing to reach our current core demographic, but also continuing to penetrate and broaden our retailer, customer, and distribution bases, including through online sales channels and our website, in the United States and international markets. In these markets, we have faced and may continue to face challenges that are different from those we currently encounter, including competitive, merchandising, distribution, hiring, legal, regulatory, and other difficulties, such as understanding and accurately predicting the demographics, preferences, and purchasing habits of consumers in these new geographic markets. We may encounter problems in our logistical operations, including our fulfillment and shipping functions, related to an increased demand from online sales channels. We have also encountered and may continue to encounter difficulties in attracting customers due to a lack of familiarity with or acceptance of our brand, or a resistance to paying for our premium products, particularly in international markets. We continue to evaluate marketing efforts and other strategies to expand our retailer, customer, and distribution bases. In addition, although we are continuing to invest in sales and marketing activities to further penetrate newer regions, we cannot assure you that we will be successful. If we are not successful in any of these efforts, our business, financial condition, and results of operations may be harmed.
Our business depends on maintaining and strengthening our brand to generate and maintain ongoing demand for our products, and a significant reduction in such demand could harm our results of operations.
The Traeger name and premium brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, market fit, design, performance, and functionality of our physical and digital products, our communication and marketing activities, including live and digital advertising, social media, online content, and public relations, the image of our retailers’ floor spaces and e-commerce platform, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality customer experiences. We intend to continue making substantial investments in these areas in order to maintain and enhance our brand, and such investments may not be successful. Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, including defects that may cause fires or explosions, counterfeit products, unfair labor practices, and failure to protect the intellectual property rights in our brand are some of the potential threats to the strength of our brand, and those and other factors could rapidly and severely diminish customer confidence in us. Furthermore, these factors could cause our customers to lose the personal connection they feel with the Traeger brand. Moreover, the growing use of social and digital media by us, our customers, and third parties increases the speed at and extent to which information or misinformation and opinions, including negative ones, can be shared. We believe that maintaining and enhancing our brand image in our current markets and in new markets where we have limited brand recognition is important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, our growth strategy and results of operations could be harmed.

If we fail to cost-effectively attract new customers or retain our existing customers, we may not be able to increase sales.
Our success depends on our ability to cost-effectively attract customers to our products and to retain our existing customers and encourage our customers to continue to utilize our products and content for their cooking needs. We must also increase general public awareness of our wood pellet grills and other products, as well as the related cooking methodologies and techniques. For example, in order to increase customer awareness and expand our customer base, we must appeal to and attract customers who have historically associated grilling and outdoor cooking with traditional gas, charcoal, and electric grills and may have extensive experience in cooking with such devices. To effectively market our products, we must educate these customers about the various benefits of using our products and about cooking with wood pellet grills. We cannot assure you that we will be successful in changing customer behavior or cooking habits or that we will achieve broad market education or awareness. Even if we are able to raise awareness, customers may be slow in changing their habits and may be hesitant to use our products for a variety of reasons, including lack of experience with our products or cooking with wood pellet grills, price, competition, negative selling efforts from competitors, and the perceptions regarding the time and complexity of using our products or learning new cooking techniques. Moreover, because our grills require sufficient outdoor space and ventilation to safely operate, even if we are successful in influencing customer behavior or cooking habits, many individuals may not be able to purchase our grills due to space constraints, particularly in high-density and non-suburban markets where residential outdoor space is limited.
We have made, and we expect that we will continue to make, significant investments in attracting new customers, including through the use of corporate partnerships, traditional, digital, and social media, and participation in, and sponsorship of, community events. Marketing campaigns can be expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that any increase in our customer acquisition costs will result in any revenue growth. Further, as our brand becomes more widely known, future marketing campaigns may not attract new customers at the same rate as past campaigns. We believe that our paid and non-paid marketing initiatives have been critical in promoting customer awareness of our wood pellet grills and other products, which in turn has driven demand for our products and increased the extent to which new and existing customers utilize our online content for cooking-related information and resources. Any decrease in the success of our non-paid marketing initiatives, which primarily consist of customer advocacy and word-of-mouth referrals, may cause an increase in both our marketing and customer acquisition costs.
Our paid marketing initiatives include television, search engine marketing, mail to consumers, email, display and dedicated in-store arrangements, radio, magazine advertising, and social media marketing. For example, we actively market our products through television and buy search advertising through search engines, such as Google and Bing, major mobile application stores and social media platforms, such as Facebook and Instagram, and use internal analytics and external vendors for bid optimization and channel strategy. Our non-paid advertising efforts include search engine optimization, non-paid social media, and e-mail marketing. Search engines frequently modify their search algorithms and these changes can cause our websites to receive less favorable placements, which could reduce the number of customers who visit our website or are directed to information about our products. The costs associated with advertising through search engines can also vary significantly from period to period and have generally increased over time. We may be unable to modify our strategies efficiently or at all in response to any future search algorithm changes made by the search engines, which could require a change in the strategy we use to generate customer traffic and drive customer interactions. In addition, our website must comply with search engine guidelines and policies, which are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results, penalize us or could remove our content altogether from their indices. Further, changes to third-party policies that limit our ability to deliver, target, or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. If we are unable to attract new customers, or fail to do so in a cost-effective manner, our growth could be slower than we expect and our business will be harmed.
United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, effective March 4, 2025, the U.S. implemented a 25% additional tariff on imports from Canada and Mexico and a 20% additional tariff on imports from China. On March 6, 2025, the Trump Administration announced that Mexican goods covered by the U.S.-Mexico-Canada Agreement would not be subject to the additional 25% tariff until April 2, 2025. The U.S. also reinstated the 25% steel import tariff and reinstated and increased the aluminum import tariff to 25%, as well as increased tariffs and import restrictions on products imported from various other countries. The steel and aluminum import tariffs will go into effect on March 12, 2025. These new tariffs on aluminum and steel include derivative tariffs that will impact a broad range of downstream products and, if they remain in place in their current form, such tariffs could therefore adversely impact our business.

In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the new U.S. presidential administration. A significant proportion of our products, including our grills, are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Approximately 80% of our grills are manufactured in China. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain downstream products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.
In order to maintain and increase revenue, we must produce high-quality products at acceptable costs. If we are unable to maintain the quality and performance of our products at acceptable costs, our brand, the market acceptance of our products, and our results of operations would suffer. As we periodically update our product lines and introduce changes to manufacturing processes or incorporate new materials and technologies, we may encounter unanticipated issues with product quality and product consistency or production and supply delays. For example, in 2017, we introduced products that incorporate smart features, including our WiFIRE technology, a cloud-based Wi-Fi controller, that connects our grills to our Traeger app, enabling users to automate recipe steps and control and monitor their grill remotely. In 2019, we also introduced D2 Direct Drive, an integrated, software-driven system that maintains grill temperature through variable speed fans and DC auger control. In 2022, we introduced Smart Combustion technology which helps our grills maintain consistent cooking temperatures and a 2-in-1 EZ Clean grease and ash collection system. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold. From time to time, we execute “over-the-air” updates to address such issues and to update products and introduce product enhancements. As we continue to introduce new products and product enhancements, we expect the costs associated with such products and enhancements will continue to increase.
We may be subject to product liability and warranty claims and product recalls that could result in significant direct or indirect costs, or we could experience greater product returns than expected, either of which could harm our reputation or brand and have an adverse effect on our business, financial condition, and results of operations.
We face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are, or are alleged to be, defective or have resulted in harm to persons, including death, or to property as a result of product malfunction, fires, explosions, or other causes. For example, we are aware of several situations in which our grills were investigated as the cause of a fire. Our grills may cause fires if not properly used or maintained, including fires caused by buildup of fats or grease, or if there are quality, manufacturing, or design defects. Although we label our grills to warn of such risks, our sales could be reduced if our grills are considered dangerous to use or if they are implicated in causing personal injury, death, or property damage. Additionally, we may experience food safety or food-borne illness incidents with our rubs or sauces. We have in the past and may in the future incur significant liabilities if product liability lawsuits or regulatory enforcement actions against us are successful. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. For example, in August 2024, we received an offer of compromise to reach an out-of-court settlement for a product liability matter and as of December 31, 2024, we accrued $15.0 million that will be covered by our insurance policies. For more information, see Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements.
We may also have to recall and/or replace defective products or parts, which could result in loss of sales and increased costs related to such recall or replacement efforts, which could be material. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. Real or perceived quality issues, including those arising in connection with product liability lawsuits, warranty claims, or recalls could also result in adverse publicity, which could harm our brand and reputation and cause our sales to decline. In addition, any such issues may be seized on by competitors in efforts to increase their market share.
We generally provide a minimum three-year limited warranty on our grills. The occurrence of any material defects in our grills could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls, and such costs may not be covered by insurance and could have a material adverse effect on our business, financial condition, and results of operations. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer confidence and demand, and adversely affect our financial condition and results of operations. Also, while our warranty is limited to part replacement and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations. For example, on December 14, 2023, we announced a voluntary recall of our Flatrock flat top grill. Consequently, the impact on operating results was $0.3 million and $2.6 million for years ended December 31, 2024 and 2023, respectively. These costs were primarily due to product returns, recall charges, inventory-write offs, and expenses related to logistics, rework and legal fees. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us.
We operate in a highly competitive market, and we may be unable to compete successfully against existing and future competitors.
We operate in a highly competitive business market and compete with multiple companies in the outdoor cooking market within brick-and-mortar and online sales channels. Numerous other companies offer a wide variety of products, including traditional gas, charcoal, and electric grills, consumables, and accessories that compete with our grills, consumables, and accessories, including wood pellets that can be used with our grills. For example, we compete with established, well-known, and legacy grill brands, including Weber and Pit Boss, among others, as well as numerous other companies that offer competing products. These competitors offer a broad array of grills at different price points, including traditional gas, charcoal, and electric grill offerings, as well as a significant number of wood pellet grills. We also compete against other wood pellet brands, such as Dansons. Moreover, the outdoor cooking market is expanding to include alternatives beyond traditional grills, and we also compete against companies that manufacture griddles, such as Blackstone, and companies that manufacture pizza ovens, such as Ooni. We have experienced an increase in competitors and competing offerings of gas and charcoal grills, wood pellet grills, and other outdoor cooking devices in recent years.
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
In July 2021, we acquired Apption Labs Limited and its subsidiaries and began selling the MEATER smart thermometer. We compete in this space with brands such as ThermoPro, Chef iQ, and Typhur, among others.
If we are not able to overcome these competitive challenges, effectively market our current and future products, and otherwise compete effectively against our current or potential competitors, our prospects, financial condition, and results of operations could be harmed.

Use of social media and community ambassadors may materially and adversely affect our reputation or subject us to fines or other penalties.
We use third-party social media platforms as marketing tools, among other things. For example, we maintain Instagram, Facebook, X, YouTube, TikTok, and Pinterest accounts, as well as our own content on our website and Traeger app. We maintain relationships with many community ambassadors, which others may refer to as influencers, and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use do not evolve quickly enough for us to fully optimize such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of community ambassadors, our sponsors or third parties acting at our direction (including retailers) to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines, or other penalties and have a material adverse effect on our business, financial condition, and results of operations.

In addition, an increase in the use of social media for marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission (“FTC”), has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a material relationship between a community ambassador and an advertiser. While we ask community ambassadors to comply with the FTC regulations and our guidelines, we do not regularly monitor what our community ambassadors post, and if we were held responsible for the content of their posts, we could be forced to alter our practices, which could have material adverse effect on our business, financial condition, and results of operations.
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
A significant portion of our revenue is generated from sales of our products to retailers, and we derive a majority of our revenue from three retailers. A decline in demand from these retailers or failure by these retailers to perform their contractual obligations would cause our customer base, results of operations, and business to suffer.
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2024, our three largest retailers accounted for 24%, 18%, and 8% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
Our retailers may decide to emphasize products from our competitors, to redeploy their retail floor space or digital placement to other product categories, or to take other actions that reduce their purchases of our products. Our financial performance depends in part on our ability to maintain our relationships with our retailers, particularly our major retailers, and drive end customers to their stores. The loss of all or a substantial portion of our sales to retailers, and our major retailers in particular, could have a material adverse effect on our business, financial condition, results of operations, and cash flows by reducing cash flows and by limiting our ability to spread our fixed costs over a larger revenue base. We may make fewer sales to our retailers for a variety of reasons, including, but not limited to:
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
•reduced, delayed, or material changes to the business requirements or operations of our retailers;
•failure to fulfil orders from our retailers in full or on a timely basis;
•strikes or other work stoppages affecting sales and inventory of our major retailers;
•increasing competition by our competitors or the competitors of our major retailers that do not offer or sell our products;
•store closures, decreased foot traffic, recession, or other adverse effects resulting from public health crises; or
•general failure or bankruptcy of any of our major retailers.
Furthermore, in depressed market conditions, retailers that have entered into contracts with us may not be able to perform their obligations under our contracts and/or may no longer need the amount of our products they have contracted for or may be able to obtain comparable products at a lower price. If economic, political, regulatory, or financial market conditions deteriorate and/or our retailers experience a significant downturn in their business or financial condition, they may attempt to renegotiate, reject, or declare force majeure under our contracts. Should any counterparty fail to honor its obligations under a contract with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, and results of operations. We may also decide to renegotiate our existing contracts on less favorable terms and/or at reduced volumes in order to preserve our relationships with our retailers.
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

As of December 31, 2021, the net carrying value of goodwill totaled $297.0 million prior to concluding that a triggering event had occurred during fiscal year 2022, which required interim goodwill impairment assessments. We periodically assess the value of these assets for impairment in accordance with U.S. generally accepted accounting principles (“GAAP”). Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures, and market capitalization declines may result in impairments to goodwill and other long-lived assets.
For the period ended December 31, 2022, we recorded a $222.3 million non-cash goodwill impairment charge, which reflects that the fair value of the reporting unit is less than its carrying amount. This impairment was generally driven by macroeconomic conditions such as inflationary pressures and supply chain disruption, a sustained decrease in our stock price, and the current outlook for sales and projected profitability in the impacted reporting unit. This impairment charge negatively impacted our results of operations for the period ended December 31, 2022 and future impairment charges could have a further adverse effect on our results of operations. For the annual impairment tests conducted in the fourth quarters of 2024 and 2023, we performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore, the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
If we are unable to anticipate customer preferences and successfully develop new, innovative, and updated products, services, and features, or if we fail to effectively manage the introduction of new products, services, and features, our business will suffer.
The market for our products is characterized by new product and service introductions, frequent enhancements to existing products, and changing customer demands, needs, and preferences. Our success depends on our ability to identify and originate trends and to anticipate and react to changing customer demands, needs, and preferences in a timely manner. Changes in customer preferences cannot be predicted with certainty. If we are unable to introduce new or enhanced products, services, or features in a timely manner, or our new or enhanced products, services, and features are not widely accepted by customers, our competitors may introduce similar concepts faster than us, which could negatively affect our sales and growth. Moreover, new products, services, and features may not be accepted by customers, as preferences could shift rapidly to different types of cooking methodologies and techniques or away from our offerings altogether, and our future success depends in part on our ability to anticipate and respond to such changes. For instance, a shift in consumer tastes, dietary habits, and nutritional values, concerns regarding the health effects of foods typically cooked on our grills, and shifts in preference from animal-based protein to plant-based protein products could reduce our sales or our market share, which would harm our business and financial condition. Similarly, a shift in consumer tastes regarding the flavors of our wood pellets or other consumables could impact our ability to drive recurring sales from such items, which could have an adverse impact on our growth and revenue.
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
We must successfully manage introductions of new or enhanced products, services, and features, which could adversely impact the sales of our existing products. For instance, customers may choose to forgo purchasing existing products in advance of new product launches and we may experience higher returns from customers following the announcement of new products and features. As we introduce new or enhanced products, services, and features, we may face additional challenges meeting regulatory and other compliance standards and managing a more complex supply chain and manufacturing process, including the time and cost associated with onboarding and overseeing additional suppliers, contract manufacturers, and logistics providers, among others. We may also face challenges managing the inventory of new or existing products, which could lead to excess inventory and discounting of such products. In addition, new or enhanced products and services may have varying selling prices and costs, including in comparison to legacy products, which could negatively impact our gross margins and results of operations.
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
Our U.S. total addressable market (“TAM”) is estimated to be 76 million households in the United States, which is calculated based on an estimated number of households in the United States that have a grill, which is estimated based on internal and third-party market research, historical surveys, and interviews with market participants. As a result, our TAM is subject to significant uncertainty and is based on assumptions and estimates that may not prove to be accurate. These estimates and forecasts relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions, and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
Competitors have imitated and attempted to imitate, and will likely continue to imitate or attempt to imitate our products and technology. If we are unable to protect or preserve our brand image, intellectual property, and proprietary rights, our business may be harmed.
As our business continues to expand, our competitors have imitated or attempted to imitate, and will likely continue to imitate or attempt to imitate, our product designs, functionality, and branding, which could harm our business and results of operations. Only a portion of the intellectual property used in the manufacture and design of our products is patented, and we therefore rely on other forms of protection, including trade and service marks, copyrights, trade dress, trade secrets, and the strength of our brand. For example, the original patent for pellet grills, which was filed by Joe Traeger in 1986, expired in 2006. Following expiration of this patent, competitors introduced competing products with similar designs and technologies, and there are currently a significant number of wood pellet grills available from a variety of competitors, including Weber and Dansons, among others. We regard our patents, trade dress, trademarks, copyrights, trade secrets, and other intellectual property and proprietary rights as critical to our success. We also rely on trade secret protection and confidentiality agreements with our employees, consultants, suppliers, manufacturers, and others to protect our intellectual property and proprietary rights. Nevertheless, the steps we take to protect our intellectual property and proprietary rights against infringement or other violation may be inadequate, and we may experience difficulty in effectively limiting the unauthorized use of our patents, trademarks, trade dress, trade secrets, copyrights and other intellectual property and proprietary rights worldwide. We also cannot guarantee that others will not independently develop technology with the same or similar functionality of the intellectual property and proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. As we continue to grow our business and strengthen our brand, we expect to experience increased counterfeiting of our products, including, among others, imitation and look-alike products and fraudulent websites and distributors. Unauthorized use or invalidation of our patents, trademarks, copyrights, trade dress, trade secrets, or other intellectual property or proprietary rights may cause significant damage to our brand and harm our business and results of operations.
While we actively develop and protect our intellectual property rights, there can be no assurance that we will be adequately protected in all countries in which we conduct our business or that we will prevail when defending our patent, trademark, trade secret, and other intellectual property and proprietary rights. Additionally, we could incur significant costs and management distraction in pursuing claims to enforce our intellectual property rights through litigation and defending any alleged counterclaims. If we are unable to protect or preserve the value of our patents, trade dress, trade secrets, trademarks, copyrights, or other intellectual property and proprietary rights for any reason, or if we fail to maintain our brand image due to actual or perceived product or service quality issues, adverse publicity, governmental investigations, litigation, or other reasons, our brand and reputation could be damaged, and our business and results of our operations may be harmed.
Our revenue and profits depend on the level of customer spending for discretionary items, which is sensitive to general economic conditions and other factors.
Demand for our premium products is significantly influenced by a number of economic factors affecting our customers and trends in customer spending. For example, demand for our grills is particularly sensitive to consumer spending levels as our grills can represent expensive purchases for consumers. There are a number of factors that influence consumer spending, including actual and perceived economic conditions, consumer confidence, disposable income, credit availability, unemployment, and tax rates in the markets where we sell our products. Consumers also have discretion as to where to spend their disposable income and may choose to purchase other items if we do not continue to provide authentic, compelling, and high-quality products at appropriate price points. External factors have in the past and could in the future impact the items on which consumers choose to spend their disposable income. As global economic conditions continue to be volatile and economic uncertainty remains, trends in discretionary spending also remain unpredictable and subject to declines. Any of these factors could harm discretionary spending, resulting in a reduction in demand for our products, decreased prices, and harm to our business and results of operations. Moreover, purchases of discretionary items, such as our premium products, tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may slow our growth more than we anticipate. A downturn in the economies in markets in which we sell our products, particularly in the United States, may materially harm our sales, profitability, and financial condition.
Our results of operations may suffer if we do not accurately forecast demand for our products or successfully manage our inventory to match customer demand.
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include: (a) an increase or decrease in demand for our products; (b) our failure to accurately forecast customer acceptance for our new products; (c) product introductions by competitors; (d) unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers; (e) the impact of unseasonable weather conditions; (f) weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and (g) terrorism or acts of war, or the threat thereof, political or labor instability or unrest, riots, public health crises, and trade wars, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
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
We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same timeframe. Additionally, we have typically experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand. Although our products can be used year-round, unusually adverse weather conditions can negatively impact the timing of the sales of certain of our products, causing reduced sales and negatively impacting profitability when such conditions exist. Prolonged adverse weather conditions, or chronic changes in weather patterns, could significantly reduce our sales in one or more periods. These conditions may shift sales to subsequent reporting periods, cause our results of operations to fluctuate on a quarterly basis, or decrease overall sales. Further, our quarterly results of operations in future fiscal years may fluctuate or otherwise be significantly affected as a result of macroeconomic conditions, including as a result of tariffs, and widely reported global supply chain constraints, including the resulting increased freight rates and logistics costs. The effect of the general macroeconomic conditions and global supply chain constraints may exceed the quarterly changes in our results of operations that we have typically experienced from seasonality and weather conditions.
If our plan to increase sales through our direct to customer channel is not successful, our business and results of operations could be harmed.
Part of our growth strategy involves increasing our DTC sales through our website and Traeger app. However, we have limited operating and compliance experience executing the retail component of this strategy, and our competitors may have a greater online presence and a more developed e-commerce platform than us. The level of customer traffic and volume of customer purchases through our websites or other e-commerce initiatives are substantially dependent on our ability to provide a content-rich and user-friendly website, a hassle-free customer experience, sufficient product availability, and reliable, timely delivery of our products. If we are unable to maintain and increase customers’ safe and effective use of our website or Traeger app, allocate sufficient product to our website or Traeger app, adequately protect our customers from fraudulent activity online, including third parties impersonating our products, and increase any sales through our DTC channel, our business and results of operations could be harmed. Moreover, any failure or perceived failure by us to comply with applicable laws and regulations, including those associated with our website or the Traeger app, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others.
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
We sell and distribute our products in many key international markets in Europe, North America, and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure, and facilities. In addition, we source most of our products through manufacturing relationships involving suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with manufacturers and foreign suppliers, will continue to require the dedication of management and other resources.
As a result of this international business, we are exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:
•adverse changes in foreign currency exchange rates can have a significant effect upon our results of operations, financial condition, and cash flows;
•increased difficulty in protecting our intellectual property rights and trade secrets, including litigation costs and the outcome of such litigation;
•increased exposure to events that could impair our ability to operate internationally with third parties such as problems with such third parties’ operations, finances, insolvency, labor relations, manufacturing capabilities, costs, or insurance, or with natural disasters or other catastrophic events;
•unexpected legal or government action or changes in legal or regulatory requirements;
•social, economic, or political instability, including the conflicts between Russia and Ukraine and Israel and Hamas;
•potential negative consequences from changes to taxation or tariff policies;
•the effects of any anti-American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, international environmental, health, and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws, and regulations and trade controls;
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
Failure to comply with anti-corruption laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. These laws generally prohibit companies and their employees and agents from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Certain laws, including the U.K. Bribery Act, also prohibit soliciting or receiving bribes or improper payments. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or government controlled entities. In addition, in many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with anti-corruption laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, results of operations, and financial condition. In addition, responding to any internal investigation or government enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We have implemented a compliance program designed to promote compliance with these laws. However, our employees, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, results of operations, and prospects.
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

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our business, financial condition, and results of operations.
For sales through our DTC channel, as well as for sales to certain retailers through our retail channel, we accept a variety of payment methods, including credit cards, debit cards, electronic funds transfers, electronic payment systems, and gift cards, as applicable. Accordingly, we are, and will continue to be, subject to significant and evolving regulations and compliance requirements, including obligations to implement enhanced authentication processes that could result in increased costs and liability, and reduce the ease of use of certain payment methods. For certain payment methods, including credit and debit cards, as well as electronic payment systems, we pay interchange and other fees, which may increase over time. We rely on independent service providers for payment processing, including credit and debit cards. If these independent service providers become unwilling or unable to provide these services to us, or if the cost of using these providers increases, our business could be harmed. We and our payment processing providers are also subject to payment card association operating rules and agreements, including data security rules and agreements, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules, agreements, or requirements, or if our data security systems are breached or compromised, we may be liable for losses incurred by card-issuing banks or customers, be subject to fines and higher transaction fees, lose our ability to accept credit or debit card payments from our customers, or lose our ability to process electronic fund transfers or facilitate other types of payments. Any failure to comply could significantly harm our brand, reputation, business, financial condition, and results of operations.
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
Our business faces increasing scrutiny related to ESG issues, including renewable resources, environmental stewardship (including deforestation), supply chain management, climate change, safety, human capital and talent management, workplace conduct, human rights, philanthropy, and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition, and results of operations could be adversely impacted.
Moreover, while we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. As with other companies, our approach to such matters has evolved over time, and we expect it will continue to evolve, but we cannot guarantee that our approach will ultimately align with any particular stakeholder’s preferences or expectations. For example, we may not ultimately complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost, or other factors, regardless of whether it is in our control to do so. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, subject to misinterpretation, or not in keeping with best or market practice. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in actions, statements, or methodologies, including as stakeholder perceptions of sustainability continue to evolve.
We may also be required to increase our disclosure of ESG-related information over coming years, whether due to increased stakeholder demand or regulatory requirements. For example, several jurisdictions—such as the EU, and the State of California—have adopted or are considering adopting requirements for certain companies to undertake additional disclosure or actions regarding climate or other ESG matters. In addition, developing ESG-focused regulation in relation to supply chains, particularly in the EU, may require us to conduct additional diligence procedures and collect further information in relation to the ESG performance of the entities in our supply chain. In particular, the EU enacted its Deforestation Regulation in June 2023, which, from December 30, 2025, will prevent certain wood products being placed on the EU market or exported from the EU without confirmatory statements that certain ESG-related due diligence procedures had been carried out with respect to the product and that such due diligence had confirmed that the product had not been connected with deforestation, along with other relevant information. The EU’s Corporate Sustainability Due Diligence Directive, adopted in 2024, will also subject in-scope companies to certain ESG due diligence requirements, with companies entering into scope from 2027 on a phased basis. Regulation such as this may lead to increased operational, procurement, or other costs, which may in turn lead to a reduction in our business prospects and may also lead to risks to our reputation to the extent that we are determined to be using suppliers that do not meet standards of ESG conduct expected by our customers, investors, and other stakeholders. In addition, regulation in this area has evolved considerably over recent years and is likely to continue to do so, which may lead to additional costs and challenges associated with ensuring compliance with changing standards.
Separately, various stakeholders consider ESG matters in their decision-making. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures. Certain market participants, including major institutional investors and capital providers, use such ratings to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings or other negative perceptions of our ESG profile could result in negative investor or other stakeholder sentiment, which may have a negative impact on our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. In particular, there is increasing attention by investors and other stakeholders on how forestry products may impact biodiversity and natural capital, which may require us to incur costs related to various strategic, policy, and/or disclosure efforts on this topic. For example, some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the FSC. If customer demand for sustainably produced products (including FSC-certified sources) increases and we are unable to meet such demand, there may be reduced demand, and we may only be able to charge lower prices for our products relative to our competitors who can supply products sourced from forests certified to such standards. In addition, we may be unable to obtain the raw materials (particularly wood fiber from third parties for use at our wood pellet facilities) required to sustain our growth and satisfy our existing and future customer contracts without incurring increased costs, including in connection with assisting some of our third-party suppliers in their efforts to obtain FSC-certification, which would otherwise be cost-prohibitive.
However, regulator and other stakeholder perceptions of ESG matters are not uniform, and there are efforts by some regulators and other stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our suppliers or other stakeholders may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand.
We purchase wood fiber from third parties for use at our wood pellet facilities. Our reliance on third parties to secure wood fiber exposes us to potential price volatility and unavailability of such raw materials, and the associated costs may exceed our ability to pass through such price increases to customers, which could adversely affect our gross margins. For example, the price of lumber has experienced increases and occasional spikes in recent years. Further, delays or disruptions in obtaining wood fiber may result from a number of factors affecting our suppliers, including extreme weather or forest fires, production or delivery disruptions, inadequate logging capacity, labor disputes, impaired financial condition of a particular supplier, the inability of suppliers to comply with regulatory or sustainability requirements (including increased sustainability standards, such as the FSC or the EU Deforestation Regulation), or decreased availability of raw materials. In addition, other companies, whether or not in our industry, could procure wood fiber within our procurement areas and adversely change regional market dynamics, resulting in insufficient quantities of raw material or higher prices. Any of these events or the impact on the availability of wood fiber could increase our operating costs or prevent us from selling our wood pellets in quantities that satisfy customer demand and thereby could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.
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
The performance and quality of our wood pellet products are important to the success of our business and can significantly impact the cooking experience of our grills and the taste of food cooked with our grills. To ensure consistent product quality, we must develop and implement improved quality control systems and quality training programs and must otherwise promote and enforce employee adherence to our quality control policies and guidelines. We must also update such policies and guidelines and may be required to hire additional personnel and quality control specialists. We have a limited history in operating wood pellet manufacturing facilities at both our existing and planned scale and may experience challenges in implementing improvements to our processes and operations that are necessary to support future business needs, which further increases our risk with respect to quality controls. Any significant failure involving the development, implementation, or maintenance of quality control systems and related programs could have a negative impact on our product quality and consistency, which could have a material adverse effect on our business, financial condition, results of operations, and reputation.
An increase in the price or a significant interruption in the supply of electricity could have a material adverse effect on our results of operations.
Our wood pellet facilities use a substantial amount of electricity. The price and supply of electricity are unpredictable and can fluctuate significantly based on international, political, and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, regional production patterns, and environmental concerns. In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for electricity, which may be passed on to us in whole or in part and we may not have the ability to pass such costs through to the customer, which could adversely affect our gross margins. A significant increase in the price of electricity or an extended interruption in the supply of electricity to our production plants could have a material adverse effect on our results of operations and cash flows.
Increases in labor costs, potential labor disputes, and work stoppages, or an inability to hire skilled manufacturing, sales, and other personnel, could adversely affect our business.
An increase in labor costs, work stoppages, or disruptions at our facilities or those of our suppliers or transportation service providers, or other labor disruptions, could decrease our sales and increase our expenses. In addition, although our employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face. It is also possible that a union seeking to organize one subset of our employee population, such as the employees in our manufacturing facility, could also mount a corporate campaign, resulting in negative publicity or other actions that require attention by our management team and our employees. Negative publicity, work stoppages, or strikes by unions could have an adverse effect on our business, prospects, financial condition, and results of operations.
The competition for skilled manufacturing, sales, and other personnel can be intense in the regions in which our wood pellet facilities are located. A significant increase in the salaries and wages paid in these regions or by competing employers could result in a reduction of our labor force, increases in the salaries and wages that we must pay, or both. If we are unable to hire skilled manufacturing, sales, and other personnel, our ability to execute our business plan, and our results of operations, would suffer.
Our wood pellet production operations are subject to operational hazards and downtimes or interruptions, which may have a material adverse effect on our business and results of operations.

Our wood pellets are combustible products. Fires and explosions have occurred at manufacturing facilities similar to ours, and fires have previously occurred at or near our wood pellet production facilities. As a result, our business could be adversely affected by these and other operational hazards and could suffer catastrophic loss due to unanticipated events such as explosions, fires, natural disasters, or severe weather conditions. Severe weather, such as floods, earthquakes, hurricanes, forest fires, or other catastrophes, or climatic phenomena, such as drought, may impact our operations by causing weather-related damage to our wood pellet facilities and equipment. Such events may become more frequent and more severe as a result of climate change. Severe weather and other environmental or social pressures may also adversely affect the ability of our suppliers to provide us with the raw materials we require or the ability of vessels to load, transport, and unload our wood pellet products. In addition, our wood pellet facilities are subject to the risk of unexpected equipment failures. At our wood pellet facilities plants, our manufacturing processes are dependent upon critical pieces of equipment, and such equipment may, on occasion, be out of service as a result of such failures. As a result, we may experience material facility shutdowns or periods of reduced production, which could have a material adverse effect on our business and results of operations. Any interference with or curtailment of our wood pellet facilities and related production operations could result in a loss of productivity, an increase in our operating costs, and decrease in revenue, which may have a material adverse effect on our business and results of operations.
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
Our wood pellet production operations are subject to stringent federal, regional, state, and local environmental, health, and safety laws and regulations. These laws and regulations govern environmental protection, occupational health and safety, the release or discharge of materials into the environment, air emissions, wastewater discharges, the investigation and remediation of contaminated sites, and allocation of liability for cleanup of such sites. These laws and regulations may restrict or impact our business in many ways, including by requiring us to acquire permits or other approvals to conduct regulated activities; limiting our air emissions or wastewater discharges or requiring us to install costly equipment to control, reduce, or treat such emissions or discharges; imposing requirements on the handling or disposal of wastes; impacting our ability to modify or expand our operations (for example, by limiting or prohibiting construction and operating activities in environmentally sensitive areas or impacting the supply and/or demand for raw materials used in certain of our products); and imposing health and safety requirements for worker protection. We may be required to make significant capital and operating expenditures to comply with these laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of investigatory or remedial obligations, suspension or revocation of permits, and the issuance of orders limiting or prohibiting some or all of our operations. Adoption of new or modified environmental laws and regulations, or revised interpretations of the same, may impair the operation of our wood pellet production operations, delay or prevent expansion of existing facilities or construction of new facilities, and otherwise result in increased costs and liabilities, which may be material.
Certain environmental laws, including the CERCLA, and analogous state laws, impose strict as well as joint and several liability upon statutorily defined parties without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our wood pellet production operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the EPA has designated certain PFAS—PFOA and PFOS—as hazardous substances under CERCLA.

As a producer and distributor of a variety of consumer products, we must comply with various federal, state, provincial, local, and foreign laws relating to the materials, production, packaging, quality, labeling, and distribution of our products, including various environmental and health and safety laws and regulations. For example, the electronic components of our products may be subject to restrictions regarding the raw materials used and end of life requirements such as the collection, recycling, and recovery of wastes. Our food products must meet U.S. Food and Drug Administration (“FDA”) requirements, or parallel foreign requirements, of safety for human consumption, labeling, processing, and distribution under sanitary conditions and production in accordance with FDA “good manufacturing practices.” Similarly, our marketing practices are subject to regulations by the FTC or foreign equivalents, including regarding environmental marketing claims. Similar laws in other jurisdictions, including the EU and various U.S. states, include similar or more stringent regulations on such marketing claims. Should our products or practices fail to comply with such laws and regulations or the interpretation or enforcement of such laws and regulations becomes more stringent, our costs could increase and changes to our products or operations could be required, which may have an adverse effect on our business, financial condition, results of operations, or prospects.
Climate change legislation, regulatory initiatives, and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.
Many nations have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known (“UNFCCC”) and subsequent agreements. For example, in December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. However, the United States withdrew from the Paris Agreement in November 2020, and following the United States officially rejoining the Paris Agreement in February 2021, the U.S. presidential administration signed executive orders in January 2025 again initiating the process for the United States to withdraw from the Paris Agreement.
The adoption of legislation or regulatory programs at the federal level, or other government action to reduce emissions of greenhouse gases, could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or to comply with new regulatory or reporting requirements.
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
Further, our markets may be affected by legislative initiatives and policies that promote or do not promote devices that have or share similar traits to our wood pellet grills, such as wood-burning stoves and similar appliances. Certain jurisdictions have adopted or proposed local ordinances or policies restricting the use of a wide range of devices, which may encompass or cover the cooking mechanism utilized by our wood pellet grills. It remains uncertain whether or to what extent such restrictions could impact demand for our products or the ability of customers to use our grills in states or other jurisdictions that have adopted or may in the future adopt or implement such restrictions. The EPA has issued matter limits for certain wood-burning appliances that people use to heat their home. While these limits are not applicable to cook stoves such as wood-fired grills, the regulations impose labeling requirements that may be applicable and such regulations may be broadened in the future. These restrictions and the applicable requirements for permits or exemptions may vary significantly by location, and we may be unable to track or monitor all such restrictions in the markets in which we sell our products. Future changes to laws or policies relating to these or similar matters could reduce demand for our products and have a material adverse effect on our business, financial condition, and results of operations.
Federal, state, and local legislative and regulatory initiatives relating to forestry products and the potential for related litigation could result in increased costs, additional operating restrictions, or delays for our suppliers, which could negatively impact our business, financial condition, and results of operations.
Commercial forestry is regulated by complex regulatory frameworks at each of the federal, state, and local levels. Among other federal laws, the Clean Water Act and Endangered Species Act have been applied to commercial forestry operations through agency regulations and court decisions, as well as through the delegation to states to implement and monitor compliance with such laws. State forestry laws, as well as land use regulations and zoning ordinances at the local level, are also used to manage forests in the United States, as well as other regions from which we may need to source raw materials in the future. Any new or modified laws or regulations at any of these levels could have the effect of reducing forestry operations in areas where we procure our raw materials, and consequently may prevent us from purchasing raw materials in an economic manner, or at all. In addition, future regulation of, or litigation concerning, the use of timberlands, the protection of threatened or endangered species or their habitats, the promotion of forest biodiversity, and the response to and prevention of wildfires, as well as litigation, campaigns, or other measures advanced by environmental activist groups, could also reduce the availability of the raw materials required for our operations and the production of our wood pellets. For example, the United States has adopted a goal to conserve at least 30% of the country’s land and water by 2030, which may include certain forested areas. Similar or more stringent regulations of forestry and wood products has also been enacted in other jurisdictions relevant to our operations.

In particular, the EU enacted its Deforestation Regulation in June 2023, from 30 December 2025, which will prevent wood products being placed on the EU market absent certain diligence exercises and findings. See Part I, Item 1A. “Risk Factors—We are subject to risks related to sustainability and ESG issues.” Such requirements may adversely impact our business by requiring us to amend our processes to source wood pellets that we sell on the EU market, increasing the cost of wood pellets to us and our customers, reducing demand, and adversely impacting our revenue and results of operations.
Regulatory authorities in the United States, European Union, and elsewhere are increasingly regulating hazardous materials and other substances, and those regulations could affect sales of our products.
Legislation and regulations concerning hazardous materials and other substances can restrict the sale of products and/or increase the cost of producing them. Some of our products are subject to restrictions under laws or regulations such as California’s Proposition 65 and the EU’s chemical substances directive. The EU “REACH” registration system requires us to perform studies of some of the materials used in our products and to register the information in a central database, increasing the cost of these products. As a result of such regulations, our ability to sell certain products may be curtailed and customers may avoid purchasing some products in favor of less regulated, less hazardous, or less costly alternatives. It may be impractical for us to continue manufacturing heavily regulated products, and we may incur costs to shut down or transition such operations to alternative products. These circumstances could adversely affect our business, including our revenue and results of operations.
In August 2023, a revised Batteries Regulation entered into force in the EU, which is applicable to our MEATER smart thermometer business. The regulation will eventually, once fully phased in, require portable batteries to be designed in a way such that consumers can easily remove and replace them, and to carry labels and QR codes with information related to the capacity, performance, durability, and chemical composition of the battery. In addition, the regulation would require many entities selling batteries in the EU to develop and implement due diligence policies to address social and environmental risks linked to the sourcing of batteries, as well as a number of other requirements such as in relation to minimum levels of recycled minerals. Such requirements may adversely impact our MEATER thermometer business by requiring a redesign of our products or increasing the cost of batteries to us and our consumers, reducing demand and adversely impacting our revenue and results of operations.
Regulation of certain perfluoroalkyl and polyfluoroalkyl substances in the United States and internationally may affect our product lines.
Governments in the United States and internationally have increased their focus on and regulation of a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS,” which are utilized by the Company in some of its products. PFAS include several categories and classes of durable chemicals and materials with properties that include water and fire resistance, as well as electrical insulating properties. Developments in these and other global chemical regulatory trends (including relating to PFAS) may require additional actions by the Company, including investigation, remediation, and compliance obligations, or may result in additional litigation and enforcement actions and related costs. Such developments could also result in the Company needing to relocate all or part of its manufacturing operations or halt sales and purchases of products containing PFAS. For example, in the United States, many states have enacted standards for PFAS contamination in drinking water sources and PFAS used in consumer products. In addition, in April 2024, the EPA finalized a rule to regulate certain PFAS—PFOA and PFOS—as contaminants under the federal Safe Drinking Water Act. In Europe, in February 2023, the European Chemicals Agency released a proposal for broad restrictions on PFAS pursuant to EU Regulation (EC) No. 1907/2006, Registration, Evaluation, Authorisation and Restriction of Chemicals. If implemented without change, the proposed restriction could largely eliminate the production, use, and sale of PFAS in Europe in most applications and manufactured articles. The Company continues to review, control, and plan for the potential elimination of PFAS in its products. The Company’s PFAS plan involve risks, including the actual timing, costs, and financial impact of such plan; the Company’s ability to complete such plan on the anticipated timing or at all; potential governmental or regulatory actions relating to the Company’s continued PFAS use; the Company’s ability to identify and manufacture acceptable substitutes for PFAS, and the possibility that such substitutes will not achieve the anticipated or desired commercial or operational results; potential litigation relating to the Company’s PFAS plans or handling or use of PFAS; and the possibility that the Company’s PFAS plan will involve greater costs than anticipated, or otherwise have negative impacts on the Company’s relationships with its customers and other counterparties.
Risks Related to Our Reliance on Third Parties
We rely on a limited number of third-party manufacturers, and problems with, or loss of, our suppliers or an inability to obtain raw materials could harm our business and results of operations.
Our grills are produced by a limited number of third-party manufacturers. We face the risk that these third-party manufacturers may not produce and deliver our products on a timely basis or at all. Our reliance on a limited number of manufacturers for our products increases our risks, since we do not currently have alternative or replacement manufacturers for certain of our products beyond our existing manufacturers. In the event of interruption from our manufacturers or suppliers, we may not be able to increase capacity from other sources or develop alternate or secondary sources without incurring material additional costs and substantial delays, and we do not maintain sufficient inventory levels to mitigate the impact of such costs and delays. Further, certain of these manufacturers have developed specific processes and manufacturing procedures for certain of our products, and such processes and procedures may not be easily transferred to other manufacturers, if at all. Furthermore, we expect that as we continue to introduce new products and product enhancements, our manufacturing costs will grow increasingly more complex and the cost will continue to increase. We have experienced, and will likely continue to experience, certain operational difficulties with our manufacturers. These difficulties include reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, failure to achieve our product quality standards, increases in costs of materials, and manufacturing or other business interruptions. The ability of our manufacturers to effectively satisfy our production requirements could also be impacted by manufacturer financial difficulty or damage to their operations caused by fire, terrorist attack, riots, natural disaster, public health issues, future pandemics or epidemics, or other events. The failure of any manufacturer or distributor to perform to our expectations could result in supply shortages or delays for certain products and harm our business.
In addition, recent years have seen additional focus from stakeholders, including regulators and governments in certain jurisdictions, on ESG consideration in the supply chains of companies. Emerging legislation, including the EU's Deforestation Regulation and Corporate Sustainability Due Diligence Directive, may introduce additional requirements for us or our customers and require us to collect additional information from our suppliers and other third parties. See Part I, Item 1A. “Risk Factors—We are subject to risks related to sustainability and ESG issues.” The United States has also adopted legislation restricting the use of certain suppliers, as well as products mined, produced, or manufactured wholly or in part from certain regions, due to ESG considerations. Such legislation may lead to increased costs for our company in sourcing materials for our products, and to the extent parties in our supply chain are seen to not meet certain standards of ESG performance, whether by customers, regulators, or otherwise, this may lead to a requirement to change suppliers, reputational impacts to our company, or (in certain cases) import eligibility for certain of our products.
If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance or ESG considerations, we may be unable to supplement or replace manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Accordingly, a loss of any of our significant manufacturers, suppliers, or distributors could have an adverse effect on our business, financial condition, and results of operations.
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
Our third-party logistics providers have warehouses in California, Georgia, Texas, Utah, and Washington, as well as operations in the Netherlands, United Kingdom, Germany, and Canada. The limited geographical scope of our distribution and fulfillment centers makes us vulnerable to natural disasters, weather-related disruptions, accidents, system failures, public health crises, or other unforeseen events that could delay or impair our ability to fulfill orders to retail channel customers and/or ship products to DTC customers, which could harm our sales. We import our products, and we are also vulnerable to risks associated with products manufactured abroad, including, among other things: (a) risks of damage, destruction, or confiscation of products while in transit to our distribution centers; and (b) transportation and other delays in shipments, including as a result of heightened security screening, port congestion, and inspection processes or other port-of-entry limitations or restrictions in the United States. Failure to procure our products from our third-party manufacturers and deliver such products to our customers in a timely, effective, and economically viable manner could reduce our sales and gross margins, damage our brand, and harm our business.
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
Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, public health crises, and increased transportation costs, associated with our third-party manufacturers’ and carriers’ ability to provide products and services to meet our requirements. In addition, if the cost of fuel rises, the cost to deliver products may rise, which could harm our profitability.
Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.
The price and availability of raw materials and key components used to manufacture our products, including electronic components, such as integrated circuits, processors and system on chips, components built into our unique specifications or that are single sourced, as well as manufacturing equipment, tooling, and wood fibers, may fluctuate significantly. In addition, the cost of labor at our third-party manufacturers could increase significantly. For example, manufacturers in China have experienced increased costs in recent years due to shortages of labor and fluctuations of the Chinese yuan in relation to the U.S. dollar. Additionally, the cost of logistics and transportation fluctuates in large part due to the price of oil, global demand, and other geopolitical factors. Any fluctuations in the cost and availability of any of our raw materials or other sourcing or transportation costs related to our raw materials or products could harm our gross margins (as was the case in 2021 due to increased freight rates and logistics costs) and our ability to meet customer demand. For example, disruptions to or increases in the cost of local, regional, domestic, or international transportation services for our products and other forms of infrastructure, such as electricity, due to shortages of vessels, barges, railcars, or trucks, weather-related problems, flooding, droughts, accidents, mechanical difficulties, bankruptcy, strikes, lockouts, bottlenecks, or other events could increase our costs, temporarily impair our ability to deliver products to our customers on time or at all and might, in certain circumstances, constitute a force majeure event under our customer contracts, permitting our customers to suspend taking delivery of and paying for our products or resulting in a charge to us for our customers’ lost profits as a result of our failure to timely deliver our products. Relatedly, some of our contracts with our large retail customers subject us to financial penalties if we fail to ship an order that is on time or in full. If we are unable to successfully mitigate a significant portion of these product cost increases, fluctuations, or delays, our results of operations could be harmed.
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
Many of our primary products are manufactured by entities located in China. In addition, we have third-party manufacturers in Vietnam and Taiwan. Our reliance on suppliers and manufacturers in foreign markets creates risks inherent in doing business in foreign jurisdictions, including: (a) the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and laws relating to the importation and taxation of goods; (b) changes in the U.S. or international regulations requiring the enactment of more restrictive environmental regulations in markets where we manufacture our products, including China, Vietnam, and/or Taiwan; (c) weaker protection for intellectual property and other legal rights than in the United States, and practical difficulties in enforcing intellectual property and other rights outside of the United States; (d) compliance with U.S. and foreign laws relating to foreign operations and business activities, including the FCPA and the UK Bribery Act (which generally prohibit U.S. companies from making improper payments to govern officials and private counterparties for the purpose of obtaining or retaining business or securing an unfair business advantage) and regulations of the U.S. Office of Foreign Assets Control (“OFAC”) (which generally restrict U.S. companies from operating in certain countries, or maintaining business relationships with certain restricted parties) and similar laws that prohibit engaging in other corrupt and illegal practices; (e) economic and political instability and acts of terrorism in the countries where our suppliers are located; (f) public health crises, such as pandemics and epidemics, in the countries where our suppliers and manufacturers are located; (g) transportation interruptions or increases in transportation costs; and (h) the imposition of tariffs or non-tariff barriers on components and products that we import into the United States or other markets. Public health crises or any further political developments or health concerns in markets in which our products are manufactured could result in social, economic, and labor instability, adversely affecting the supply of our products and, in turn, our business, financial condition, and results of operations. Further, we cannot assure you that our directors, officers, employees, representatives, manufacturers, or suppliers have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our manufacturers, suppliers, or other business partners have not engaged and will not engage in conduct that could materially harm their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, the UK Bribery Act, OFAC regulations, or other export control, anti-corruption, and anti-terrorism laws or regulations may result in severe criminal or civil penalties, and we may be subject to other related liabilities, which could harm our business, financial condition, cash flows, and results of operations.
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
Insolvency, credit problems, or other financial difficulties that could confront our retailers or distributors could expose us to financial risk.
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

Our reputation and our customers’ willingness to purchase our products depend in part on our suppliers’, manufacturers’, and retailers’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, manufacturers, and retailers and cannot guarantee their compliance with ethical and lawful business practices. Emerging legislation in jurisdictions, including the EU, may increase our requirements in relation to diligence and oversight of the ethical practices of our suppliers, leading to increased scrutiny in this area. If our suppliers, manufacturers, or retailers fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation and additional costs that would harm our business, reputation, and results of operations.
Risks Related to our Capital Structure, Indebtedness, and Capital Requirements
We depend on cash generated from our operations to support our growth, and we may need to raise additional capital, which may not be available on terms acceptable to us or at all.
We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the increased costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences, or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we have net operating loss carryforwards (“NOLs”) of approximately $123.8 million for U.S. federal income tax purposes, which will be available to offset future taxable income. Approximately $111.3 million of these NOLs are eligible for indefinite carryforward, limited by certain taxable income. Due to cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2024, 2023, and 2022, respectively. Utilization of our NOLs and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of this and future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017, or pre-2017 NOLs, are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017, or post- 2017 NOLs, are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we currently do not expect to realize a tax benefit from the use of our NOLs.
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
We are expanding our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies anticipate future growth into the international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.
New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organization for Economic Co-operation and Development (the “OECD”), and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations. The OECD has introduced a framework to implement a global minimum tax of 15% for companies with revenues of at least EUR 750,000,000 (“Pillar Two”). While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation, and other countries are in the process of introducing draft legislation to implement Pillar Two. Where enacted, many aspects of Pillar Two will be effective in 2025 with additional components becoming effective beginning in 2026. While we do not currently have revenues above that threshold, with continued growth it may reach that level in future years. Accordingly, we will continue to monitor and evaluate the potential consequences of Pillar Two on our longer-term financial position.
As a multinational organization, we may be subject to taxation in certain jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could harm us and our results of operations.
Our substantial indebtedness could materially adversely affect our financial condition, and our capital may not be available on acceptable terms or at all in the future.
As of December 31, 2024, we had cash and cash equivalents of $15.0 million, $125.0 million borrowing capacity under the Revolving Credit Facility, and up to $30.0 million borrowing capacity under the Receivables Financing Agreement. As of December 31, 2024, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $5.0 million under the Receivables Financing Agreement. As of December 31, 2024, the total principal amount outstanding under our First Lien Term Loan Facility was $403.6 million. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
•making it more difficult for us to satisfy our obligations with respect to our other debt;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;

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
As of December 31, 2024, our substantial indebtedness also could have exposed us to the risk of increased interest rates, as our borrowings under our First Lien Term Loan Facility and Revolving Credit Facility are at variable rates of interest. However, in February 2022, to mitigate this interest rate risk, we entered into an interest rate swap contract as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements.
The First Lien Term Loan Facility and Revolving Credit Facility will mature on June 2028 and June 2026, respectively. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us. Furthermore, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents, and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all. Even if we do obtain alternative financing, any reduction in the ratings that rating agencies assign to our short- and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition, and results of operations.
The terms of our First Lien Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
Our First Lien Credit Agreement contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in certain acts including, but not limited to, our ability to incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments, and engage in certain affiliate transactions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Our First Lien Credit Agreement also contains financial covenants that require us to maintain certain liquidity levels and prohibit us from exceeding certain leverage levels. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. We have obtained modifications of our financial covenants in the past and, depending on our future financial performance, may need to request further modifications in the future.
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
We rely significantly on information technology, and any failure, inadequacy, or interruption of that technology could materially harm our ability to effectively operate our business and financial condition.
Our business relies on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other IT Systems, including those operated by certain of our third-party partners. We also heavily rely on IT Systems to process financial and accounting information for financial reporting purposes. Any of these IT Systems could fail or experience a service interruption for a number of reasons, including human or technological error, malicious code embedded in open-source software, misconfigurations, “bugs,” or other vulnerabilities in commercial software that are integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services, or disasters or our failure to properly maintain IT System redundancy or protect, repair, maintain, or upgrade our IT Systems. The failure of our or our third-party partners’ IT Systems to operate effectively or to integrate with other systems, or a breach in security of these IT Systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could materially negatively impact our business, reputation, results of operations, and financial results. If we or our third-party partners experienced any significant disruption to our IT Systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors, and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in material financial, reputational, competitive, and business harm. Incident response, remediation and repair of any failure, problem or breach of our key IT Systems, or future compliance costs could require significant capital investments, which could materially adversely affect our business.
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.
We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners, and others, including personal data, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Threats to the confidentiality, integrity, and availability of our IT Systems and Confidential Information are increasingly diverse and sophisticated, including from a range of cybersecurity risks and threats, such as viruses and worms, ransomware attacks, social engineering/phishing attacks, denial-of-service attacks, physical or electronic break-ins, email scams in an attempt to acquire data or company assets, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection, and remove forensic evidence. A cyberattack could lead to interruptions, delays, loss of critical data, unauthorized access to Confidential Information, and loss of customer confidence, which could have a material adverse effect on our reputation, business, financial condition, results or operations, growth, and future prospects.
Despite our efforts to implement security barriers to such threats, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or business. In the normal course of business, our IT Systems are and have experienced targeted and non-targeted cyberattacks and incidents that have resulted in unauthorized persons gaining access to our IT Systems, and we could in the future experience similar attacks. To date, we have not identified material cybersecurity incidents or incurred any material expenses with any incidents. However, there can also be no assurance that our cybersecurity risk management program or processes, policies, controls, and/or procedures will be fully implemented, complied with, or effective in protecting our IT Systems and Confidential Information. Further, because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. As a result of the COVID-19 pandemic, remote and hybrid work and remote access to our company's (and many third-party providers') IT Systems has increased significantly, which has also increased our cybersecurity attack surface due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Accordingly, we could experience an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity, or confidentiality of our Confidential Information or IT Systems, or due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks those of third parties we use, could adversely affect our business, financial condition, and results of operations, be expensive to remedy, and damage our reputation. In addition, any such incident or attack may result in negative publicity, legal claims or proceedings (such as class actions), regulatory action, fines, and penalties, and adversely affect our brand, impacting demand for our products and services, and could have a material adverse effect on our business, financial condition, and results of operations. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection, and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures.
Certain aspects of our business, particularly our website, heavily depend on consumers entrusting Confidential Information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal data of our customers but may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact our Confidential Information. Any breach of our cybersecurity measures could result in violation of privacy, security, and data protection laws and regulations, legal claims or proceedings (such as class actions), government or regulatory investigation and enforcement actions, fines, and penalties, and a loss of confidence in our security measures, any or all of which could materially adversely affect our financial condition, business, results of operations, and reputation. In addition, an incident or attack could cause us to incur significant costs, including significant incident response, system restoration, or remediation and future compliance costs.
Finally, we may be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially and adversely affect our business.
While our insurance policies include liability coverage for certain of these cybersecurity or security-related matters, our insurance is subject to certain exclusions and exceptions, as well as retention amounts that could be substantial. Therefore, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies. If we experience a significant security incident, we could be subject to liability or other damages that exceed our insurance coverage and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of sublimits, large deductible, or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition, and cash flows.
We collect, process, store, and use data, including personal data, confidential information, or company data, which subjects us to governmental regulation and other legal obligations related to privacy and security, and our compliance with ever-evolving federal, state, and foreign laws relating to the handling of such data involves significant expenditure and resources, and any actual or perceived failure by us to comply with such obligations may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial conditions.
We regularly collect, obtain, store, handle, transmit, use, and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. As such, we and our vendors are subject to numerous federal, state, and international data privacy and security laws, rules, regulations, industry standards, and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations, governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal data. These requirements, and their application, interpretation and amendment are constantly evolving and developing.
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
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, have (and may continue to) expanded current laws or regulations, enacted new laws or regulations, or issued revised rules or guidance regarding privacy, data protection, consumer protection, and advertising, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, there are new and changing requirements applicable to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain disclosure of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Moreover, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates a new state agency vested with authority to implement and enforce the CCPA and the CPRA.
The enactment of the CCPA has prompted a wave of new legislation in a number of U.S. states which imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer, and otherwise process confidential, sensitive, and personal data, and will continue to shape the data privacy environment nationally. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in thirteen states, and will soon be enforceable in several other states as well. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. Such legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk and could require additional investment in resources to compliance programs, impact strategies and availability of previously useful data, and result in increased compliance costs and changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
We may also be subject to laws, regulations, and standards in many jurisdictions outside of the United States, which apply broadly to the collection, use, retention, security, disclosure, transfer, and other processing of personal information. For example, data protection laws in the European Economic Area, and United Kingdom, including the General Data Protection Regulation (“GDPR”), impose stringent operational requirements for entities processing personal information and significant penalties for non-compliance. In particular, violations of the GDPR could lead to fines of up to 20 million Euros / £17.5 million, or up to 4% of the annual global revenue of the noncompliant company, whichever is greater. Such penalties are in addition to any civil litigation claims by data subjects and other regulatory actions that may be taken by competent authorities.
In addition, we may also be subject to evolving foreign privacy laws on cookies and e-marketing. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a customer’s or user’s device and for direct electronic marketing, and local laws impose conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target customers and users, may lead to broader restrictions and impairments on our marketing and personalization activities and may materially adversely impact our efforts to understand our customers and users and our business, results of operations, and financial condition.
In addition to the GDPR, we are also subject to laws in China. Under China’s Cybersecurity Law, any collection, use, transfer, and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification, and necessity and requires the consent of the data subject. The rules, purposes, methods, and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations. For example, China’s Cybersecurity Law requires operators of critical information infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law can result in fines of up to RMB 100,000 for the relevant entity as well as for the personnel directly responsible. On September 14, 2022, the Cyberspace Administration of China (“CAC”), China’s top cybersecurity regulator, released new amendments to China’s Cybersecurity Law for public consultation and if the amendments are passed, the amended law will increase the penalties for violations of cybersecurity obligations under the Cybersecurity Law to up to RMB 50 million, in line with those under the Data Security Law and PIPL.
Building on this, China’s Data Security Law (“Data Security Law”) aims to regulate data activities, safeguard data security, promote data development and usage, protect individuals and entities’ legitimate rights and interests, and safeguard state sovereignty, state security, and development interests. The Data Security Law applies extraterritorially and to a broad range of activities that involve “data” (not only personal or sensitive data). Under the Data Security Law, entities and individuals carrying out data activities must abide by various data security obligations. For example, the Data Security Law proposes to classify and protect data based on the importance of data to the state’s economic development, as well as the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, or illegally acquired or used. The appropriate level of protective measures is required to be taken for each respective class of data. The Data Security Law also echoes the data localization requirement in the Cybersecurity Law and requires important data to be stored locally in China. Such important data may only be transferred outside of China subject to compliance with certain data transfer restrictions, such as passing a security assessment organized by the relevant authorities.

Additionally, China's Personal Information Protection Law (“PIPL”) clarifies the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing, and the basic requirements of notice and consent, among other things. The PIPL also sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities. The PIPL also requires data processors to rely on a data export mechanism and comply with certain requirements prior to the transfer of personal information outside of China, such as compliance with a security assessment (“Security Assessment”) or certification by an agency designated by the relevant authorities (“Certification”) or entering into standard form model contracts approved by the relevant authorities (“SCCs”) with the overseas recipient, unless an exemption under the Provisions for Promoting and Regulating Cross-Border Data Flows (“Provisions”) applies, such as the transfer being necessary for the performance of a contract which the individual is a party to or necessary for cross-border HR management or the number of individuals’ whose personal information is transferred is less than 100,000 since January 1st of the current year.
According to the Provisions published by the CAC on March 22, 2024, a data processor must apply for the Security Assessment organized by the CAC under any of the following circumstances and receive an approval from the relevant authorities before the information may be transferred outside of the PRC: (i) where a data processor or a CIIO provides important data overseas, (ii) where a CIIO transfers personal information overseas (unless an exemption applies), or (iii) where a personal information processor either transfers more than 1 million individuals’ personal information or more than 10,000 individuals’ sensitive personal information overseas since January 1st of the current year, in each case unless an exemption applies. Additionally, a data processor must enter into the SCCs with the overseas recipient and file this with the local CAC and obtain a pass result or obtain a Certification before transferring information overseas if the data processor either transfers more than 100,000 but less than 1 million individuals’ personal information or transfers less than 10,000 individuals’ sensitive personal information since January 1st of the current year, unless an exemption applies.
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
In addition to China’s Cybersecurity Law, the Data Security Law, and the PIPL, the relevant government authorities of the People Republic of China promulgated several regulations or released a number of draft regulations for public comments which are designed to provide further implemental guidance in accordance with the laws mentioned above. For example, recently, the Regulations on Network Data Security Management (“Regulations”) took effect on January 1, 2025 in China and have extraterritorial effect. The Regulations apply broadly to any network data processing activities (not only personal data processing activities) and reiterate and expand on the existing obligations on data processors under the Cybersecurity Law, Data Security Law, and the PIPL and introduce new network and data security obligations, such as a requirement to report any risks arising from network products and services that may endanger national security or public interest to the relevant authorities within 24 hours.
We cannot predict what impact the new laws and regulations or the increased costs of compliance, if any, will have on our operations in China, in particular the Data Security Law or PIPL and its implementation regulations, or the increased costs of compliance, if any, will have on our operations in China due to their recent enactment and the limited guidance available, particularly on PIPL, which entities are awaiting further guidance on. It is also generally unclear how the laws will be interpreted and enforced in practice by the relevant government authorities as often the above mentioned laws are drafted broadly and thus leaves great discretion to the relevant government authorities to exercise.
Finally, we make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website, and press statements. Any failure or perceived failure by us to ensure that our public statements are complete, accurate, and fully implemented may result in regulatory investigations and enforcement, claims or proceedings, fines and penalties, and negative reputational impacts or other legal action if such policies or statements are found to be deceptive, unfair, or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the data privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or public statements or with any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws and regulations applicable to us, may result in regulatory investigations and enforcement, claims or proceedings, fines and penalties, and negative reputational impacts and could cause our users to reduce their use of our products and services. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition.

We may be subject to claims that we have violated applicable laws or codes of conduct, and there is no assurance that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, in the United States, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance. Any failure or perceived failure by us to comply with applicable privacy, security, and data protection laws, rules, regulations, and standards, or with other obligations to which we may be or may become subject, may result in proceedings, investigation, or actions against us by individuals, consumer rights groups governmental entities or regulators. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages, fines, penalties, or other liabilities or result in orders or consent decrees forcing us to modify our business practices. As a result, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively impact our operations, resulting in a material adverse effect on our business, financial condition, and results of operations. Any such action could be expensive to defend, damage our reputation, and materially adversely affect our business, results of operations, and financial condition.
We rely on operating system providers and app stores to support some of our products and services, including our app, and any disruption, deterioration, or change in their services, policies, practices, guidelines, and/or terms of service could have a material adverse effect on our reputation, business, financial condition, and results of operations.
The success of some of our products and services depend upon the effective operation of certain mobile operating systems, networks, and standards that are run by operating system providers and app stores (“Providers”). We do not control these Providers and as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers. We largely utilize Android-based and iOS-based technology for our Traeger app.
The Providers that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, we are also subject to the policies, practices, guidelines, certifications, and terms of service of Providers’ platforms on which we publish our Traeger app and content. These policies, guidelines, and terms of service govern the promotion, distribution, content, and operation generally of applications and content available through such Providers. Each Provider has broad discretion to change and interpret its terms of service, guidelines, and policies, and those changes may have an adverse effect on our or our customers’ or users’ ability to use our products and services. A Provider may also change its fee structure, add fees associated with access to and use of its platform or app store, limit the use of personal data information and other data for advertising purposes, or restrict how users can share information on their platform or across other platforms. If we or our customers or users were to violate a Provider’s terms of service, guidelines, certifications, or policies, or if a Provider believes that we or our customers or users have violated its terms of service, guidelines, certifications, or policies, then that Provider could limit or discontinue our or our customers’ or users’ access to its platform or app store. In some cases, these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the Provider, which could lead to inconsistent enforcement of these terms of service or policies against us or our customers or users and could also result in the Provider limiting or discontinuing access to its platform or app store. If our products and services were unable to work effectively on or with these operating systems, either because of technological or operational constraints or because the Provider impairs our ability to operate on their platform, this could have a material adverse effect on our business, financial condition, and results of operations.
If any Providers, including either Google (for Android) or Apple (for iOS) stop providing us with access to their platform or infrastructure, fail to provide reliable access, cease operations, modify or introduce new systems, or otherwise terminate services, the delay caused by qualifying and switching to other operating systems could be time consuming and costly and could materially and adversely affect our business, financial condition, and results of operations. Any limitation on or discontinuation of our or our customers’ or users’ access to any Provider’s platform or app store could materially and adversely affect our business, financial condition, or results of operations, or otherwise require us to change the way we conduct our business.
We may integrate AI solutions into our business operations, and the challenges associated with effectively managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our business and results of operations.
We have incorporated artificial intelligence (“AI”) solutions into our administrative and customer support operations and may incorporate other AI solutions into our products, services, and features in the future, and these AI applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively against our competitors and adversely affect our business and results of operations. Any integration of AI by us or in third parties’ operations, products, or services is expected to pose new or unknown intellectual property and cybersecurity risks and challenges. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are deficient, inaccurate, or biased, our business and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation, business, and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact and potential legal liability. Many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations for AI. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation or use of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the full impact that future laws, regulations, standards, or market perception of their requirements may have on our use of AI or our business and may not always be able to anticipate how to respond to these laws or regulations.
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
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in operating performance and stock market valuations of other retail companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of economic trends;
•changes in our Board of Directors (the “Board”) or management;
•sales of large blocks of our common stock, including sales by our principal stockholders, executive officers, or directors;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics, or other public health emergencies, or responses to these events; and
•the other factors described in this Part I, Item 1A. “Risk Factors.”
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including the following:

•amendments to certain provisions of our certificate of incorporation or amendments to our bylaws will generally require the approval of at least two-thirds of the voting power of our outstanding capital stock;
•our staggered Board;
•at any time when the parties to our Stockholders Agreement, dated as of July 28, 2021 and as amended on April 30, 2024 (the “Stockholders Agreement”), with AEA Investors (the “AEA Fund”), Ontario Teachers’ Pension Plan Board (“OTPP”), and Trilantic Capital Partners (“TCP”), beneficially own, in the aggregate, at least a majority of the voting power of our outstanding capital stock, our stockholders may take action by consent without a meeting, and at any time when the parties to our Stockholders Agreement beneficially own, in the aggregate, less than the majority of the voting power of our outstanding capital stock, our stockholders may not take action by written consent, but may only take action at a meeting of stockholders;
•our certificate of incorporation does not provide for cumulative voting;
•vacancies on our Board are able to be filled only by our Board and not by stockholders, subject to the rights granted pursuant to the Stockholders Agreement and the Management Stockholders Agreement, dated as of July 28, 2021 (the “Management Stockholders Agreement, and together with the Stockholders Agreement, the “Stockholders Agreements”), between the Company and Jeremy Andrus;
•a special meeting of our stockholders may only be called by the chairperson of our Board, our Chief Executive Officer, or a majority of our Board;
•our certificate of incorporation restricts the forum for certain litigation against us to Delaware or the federal courts, as applicable, unless we otherwise consent in writing;
•our Board has the authority to issue shares of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders (other than the parties to our Stockholders Agreements for nominations made pursuant to the terms of the Stockholders Agreements) to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
In addition, we have opted out of Section 203 of the Delaware General Corporation Law (“DGCL”), but our certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested stockholder” (generally defined as any person who, together with that person’s affiliates and associates, owns 15% or more of our outstanding voting stock) for a period of three years following the date on which the stockholder became an “interested stockholder” is prohibited, provided, however, that under our certificate of incorporation, the parties to our Stockholders Agreement and their respective affiliates are not to be deemed “interested stockholders” regardless of the percentage of our outstanding voting stock owned by them, and accordingly they are not subject to such restrictions.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock or as discouraging takeover attempts in the future.
A limited number of stockholders hold a substantial portion of our outstanding common stock, and their interests may conflict with our interests and the interests of other stockholders.
As of March 3, 2025, funds or entities affiliated with AEA Fund, OTPP, and TCP owned approximately 60% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our Board individuals designated by each of the AEA Fund, OTPP, and TCP, and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP, and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP, and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our Board. The actions that will require prior written consent, subject to the terms set forth in the Stockholders Agreement, include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our Board, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy, or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale, or disposition of any shares of common stock, other equity securities, equity-linked securities, or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
Even when the parties to our Stockholders Agreement cease to own shares of our stock representing a majority of the total voting power, for so long as such parties continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our Stockholders Agreement will have significant influence with respect to our management, business plans, and policies. For instance, for so long as the AEA Fund, OTPP, and TCP continue to own a significant percentage of our common stock, they may be able to cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive us of what we perceive as an attractive business combination opportunity or an opportunity for investors to receive a premium for their shares of common stock as part of a sale of the Company, which ultimately may affect the market price of our common stock.
Further, our certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our Stockholders Agreement or their affiliates (other than us and our subsidiaries), any of their respective principals, members, directors, partners, stockholders, officers, employees, or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by us or our subsidiaries.
Future sales of shares by existing stockholders, including our principal stockholders, officers, or directors, could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of the date of this Annual Report on Form 10-K, our officers, directors, and principal stockholders (greater than 5% stockholders) collectively owned the significant majority of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline.
In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline. For example, as a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.
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
Our certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our Stockholders Agreements and any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Pursuant to our certificate of incorporation we renounced, to the fullest extent permitted by law and in accordance with Section 122(17) of the Delaware General Corporation Law, all interest and expectancy that we otherwise would be entitled to have in, and all rights to be offered an opportunity to participate in, any opportunity that may be presented to the AEA Fund, OTPP, and TCP or their affiliates (other than us and our subsidiaries), and any of their respective principals, members, directors, partners, stockholders, officers, employees, or other representatives (other than any such person who is also our employee or an employee of our subsidiaries), or any director or stockholder who is not employed by the AEA Fund, OTPP, and TCP or their affiliates, and any director or stockholder who is not employed by us or our subsidiaries, therefore, have no duty to communicate or present corporate opportunities to us and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign, or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. As a result, certain of our stockholders, directors, and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results and financial condition.
The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation provides that, unless we otherwise consent in writing, (A) (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation, or our bylaws (as either may be amended or restated) or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the exclusive forum provision does not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
We are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company, as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
As a public company, we are also required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting with this Annual Report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently implementing, and in the future may seek to implement, a variety of critical systems, such as billing, human resource information systems, and accounting systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes, or hiring of the necessary personnel could result in higher costs, compromised internal reporting and processes, and system errors or failures. For example, we are in the process of implementing a new product lifecycle management system, or PLM system, as a development tool to help us compile and analyze data related to the lifecycle of our products. The implementation and transition to any new critical system, including our new PLM system, or enhancements to existing systems, may be costly, require significant attention of many employees who would otherwise be focused on other aspects of our business, and disruptive to our business if they do not work as planned or if we experience issues related to such implementation or transition, which could have a material adverse effect on our operations.
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
We have recorded substantial stock-based compensation expense for the IPO Awards, accelerated vesting, and cancellation and termination of unearned awards as described above. The accelerated vesting was determined to be a modification, and therefore, we evaluated each of the modified awards to determine the necessary accounting treatment. Vesting of the awards was assessed as probable immediately prior to and after the modification resulting in an acceleration of the remaining expense based on the original grant date fair value. As a result of the modification, we recorded approximately $40.5 million of accelerated stock-based compensation expense for the year ended December 31, 2022. As a result of the cancellation and termination of the unearned CEO PSUs and IPO PSUs, we recognized $27.5 million of stock-based compensation expense for the year ended December 31, 2023.

We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a result, we qualify for, and intend to rely on, exemptions from certain corporate governance standards. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The AEA Fund, OTPP, and TCP collectively control a majority of the voting power of shares eligible to vote in the election of our directors. Because more than 50% of the voting power in the election of our directors is held by an individual, group, or another company, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. As a controlled company, we may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of our Board consists of “independent directors,” as defined under the rules of such exchange;
•our Board has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our Board has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We do not intend to rely on these exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions. As a result of any such election, our Board would not have a majority of independent directors, our compensation committee would not consist entirely of independent directors, and our directors would not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange rules.
We are an “emerging growth company” and are availing ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we are taking advantage of and may continue to take advantage of, for as long as five years following the completion of our IPO, certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies.
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
If securities or industry analysts do not publish research or reports about our business, or they publish negative reports about our business, our share price and trading volume could decline.
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
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving products liability, competition, antitrust, intellectual property, privacy, consumer protection, securities, tax, labor and employment, commercial disputes, and other matters that could adversely affect our business operations and financial condition. As we have grown, we have seen a rise in the number and significance of these disputes and inquiries, and we may face increased exposure to securities litigation as a public company. Litigation and regulatory proceedings that we are currently facing or could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties, and fines, or require us to modify our products or services, make content unavailable, or require us to stop offering certain features, all of which could negatively affect our business, financial condition, and results of operations.
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
As our international business grows, our results of operations could be adversely impacted by changes in foreign currency exchange rates, such as the Euro, the British Pound, the Canadian Dollar, and the Chinese Renminbi, and we may transact in more foreign currencies in the future. Revenues and certain expenses in markets outside of the United States are recognized in local foreign currencies, and we are exposed to potential gains or losses from the translation and remeasurement of those amounts into U.S. dollars for consolidation into our financial statements. Similarly, we are exposed to gains and losses resulting from currency exchange rate fluctuations on transactions generated by our foreign subsidiaries in currencies other than their local currencies. In addition, the business of our independent manufacturers in China, Taiwan, and Vietnam may also be disrupted by currency exchange rate fluctuations by making their purchases of raw materials more expensive and more difficult to finance. Changes in the value of foreign currencies relative to the U.S. dollar can affect our revenue and results of operations. As we increase the extent of our international operations, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations, such as our margins and cash flows. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations and may continue to use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and may introduce additional risks if we are unable to structure effective hedges with such instruments.
Our future success depends on the continuing efforts of our management and key employees and on our ability to attract and retain highly skilled personnel and senior management.
We depend on the talents and continued efforts of our senior management and key employees. The loss of members of our management or key employees may disrupt our business and harm our results of operations. We do not maintain “key person” insurance for any of our executives or other employees. Furthermore, our ability to manage further expansion will require us to continue to attract, motivate, and retain additional qualified personnel. Competition for this type of personnel is intense, and we may not be successful in attracting, integrating, and retaining the personnel required to grow and operate our business effectively. As we continue to grow, and particularly in light of past reductions in headcount as part of our historical restructuring initiatives, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. There can be no assurance that our current management team or any new members of our management team will be able to successfully execute our business and operating strategies.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, explosions, floods, storms, power losses, telecommunications failures, terrorist attacks, acts of war, riots, public health crises, human errors, criminal acts, and similar events. For example, a significant natural disaster or adverse weather event, such as an earthquake, fire, storm, or flood, could harm our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our wood pellet production facility in New York is located in a flood zone and has experienced flooding and other damage in connection with adverse weather events, such as hurricanes and tropical storms. In 2022, this facility incurred damage as a result of a tropical storm, and we continue to assess the extent of the damage to operations. In addition, the facilities of our suppliers and where our manufacturers produce our products are located in parts of Asia that frequently experience typhoons and earthquakes. Climate change or other environmental or social pressures may impact the frequency or intensity of certain catastrophic events, as well as contribute to chronic changes in the physical environment (such as rising sea levels or changes in ambient temperature or precipitation patterns) which may disrupt our operations or those of our suppliers, require us to incur additional operating or capital expenditures, adversely affect the cost or availability of insurance, or otherwise adversely impact our business, financial condition, or results of operations. While we have taken steps to manage such risks, such efforts can require us to incur significant costs and may not be effective, due in part to the unpredictability associated with the time horizons for certain climate-related projects. Additionally, to the extent such events increase, it may adversely impact the availability or cost of insurance. Acts of terrorism and public health crises could also cause, and have in the past caused, disruptions in our or our suppliers’, manufacturers’, and logistics providers’ businesses or the economy as a whole. These disruptions and delays have strained certain domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain of our products. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting locations where we have operations and equipment or store significant inventory. Our servers may also be vulnerable to computer viruses, criminal acts, denial-of-service attacks, ransomware, and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, or loss of critical data. As we rely heavily on our information technology and communications systems and the Internet to conduct our business and provide high-quality customer service, these disruptions could harm our ability to run our business and either directly or indirectly disrupt our suppliers’ or manufacturers’ businesses, which could harm our business, results of operations, and financial condition.
We are subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.
Our operations are subject to many hazards and operational risks inherent to our business, including: (a) general business risks; (b) product liability; (c) product recall; and (d) damage to third parties, our infrastructure, or properties caused by fires, explosions, floods, and other natural disasters, power losses, telecommunications failures, terrorist attacks, riots, public health crises, human errors, and similar events.
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
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Executive Vice President of Technology, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including the Executive Vice President of Technology and Vice President of IT Infrastructure and Architecture, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes knowledge related to information technology, cybersecurity and incidence response, risk management, control analysis, and corporate governance. Our Executive Vice President of Technology and Vice President of IT Infrastructure and Architecture have extensive experience in the management of cybersecurity risk management programs, having each served in various leadership roles in information technology and information security for over 10 years. We also have experienced data security, risk, and compliance professionals reporting to our Executive Vice President of Technology and Vice President of IT Infrastructure and Architecture. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties.
In December 2023, the Company moved into our new headquarters located in Salt Lake City, Utah, where we lease approximately 94,000 square feet of space under a lease that expires in 2037. Our headquarters are used for accounting and finance, sales and marketing, customer support, product development, and supply chain management functions.
We produce our wood pellets at wood pellet production facilities in Addison, New York; Molalla, Oregon; Sweet Home, Oregon; Menlo, Georgia; and Jasper, Texas. We own the land and buildings at facilities in Addison, New York and lease the land and buildings at the other facilities. The table below provides an overview of our wood pellet production facilities as of December 31, 2024.

	Addison, NY	Molalla, OR	Sweet Home, OR	Menlo, GA	Jasper, TX
Raw Material Storage (sq. ft.)	5,000	12,000	6,500	5,400	8,000
Manufacturing Size (sq. ft.)	3,750	5,280	4,800	6,000	8,400
Warehousing Size (sq. ft.)	64,500	12,800	33,800	47,000	34,000
Average Production (tons of wood pellets per year) (1)	24,800	12,568	25,924	24,541	15,654
Maximum Production (tons of wood pellets per year)	54,338	19,924	59,772	39,848	19,924
Ownership	Owned	Leased	Leased	Leased	Leased
Lease End	—	2027	2029	2026	2035
Average Headcount (2)	20	10	13	15	11

(1)Based on actual production for the fiscal year ended December 31, 2024.
(2)Average headcount for the fiscal year ended December 31, 2024.

Item 3. Legal Proceedings.
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results. For more information, see Note 14 – Commitments and Contingencies to the consolidated financial statements included in the accompanying notes to the consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On July 29, 2021, our common stock began trading on the New York Stock Exchange under the symbol “COOK.” Prior to that time, there was no public market for our common stock.
Holders
As of March 3, 2025, there were 20 holders of record of our common stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to potentially repay any indebtedness and, therefore, we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability, and other factors that our Board may deem relevant.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 8, 2024, under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables, and accessories. We currently offer eight series of grills – Woodridge, Ironwood, Timberline, Pro (with and without WiFIRE), and Flatrock – as well as a selection of smaller, portable grills within our Portable Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. The majority of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel, and other ancillary items.
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and DTC channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, and Best Buy, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue, and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills.
Over the last several years, we have made significant investments in our supply chain and manufacturing operations. Our supply chain includes third-party manufacturers for our grills and accessories and pellet production facilities for our wood pellets that we own or lease. We work closely with our manufacturers to evolve on design, manufacturing process, and product quality. Our grills are currently manufactured in China and Vietnam, our wood pellets are produced at facilities located in New York, Oregon, Georgia, Virginia, Texas, and Poland, and our MEATER smart thermometer accessories are currently manufactured in Taiwan. We have entered into manufacturing agreements covering the supply of substantially all of our grills and accessories, pursuant to which we make purchases on a purchase order basis. We rely on several third-party suppliers for the components used in our grills, including integrated circuits, processors, and system on chips.
Our revenue decreased by 0.3% for the year ended December 31, 2024 as compared to the year ended December 31, 2023, and was $604.1 million for the year ended December 31, 2024, down from $605.9 million for the year ended December 31, 2023. We recorded a net loss of $34.0 million for the year ended December 31, 2024, compared to a net loss of $84.4 million for the year ended December 31, 2023.

Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions, and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth, or recession. We believe there is significant uncertainty regarding how macroeconomic conditions, including as a result of tariffs, sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see demand for our products. We have, however, seen instances of consumer sensitivity to higher price points. Therefore, we have utilized promotional activity and strategic pricing action on select grills, which has primarily attributed to unit volume growth in excess of 20%, partially offset by high double-digit reduction in average selling price due to mix shift to lower priced grills, higher mix of direct import sales, and strategic pricing action on select grills for the year ended December 31, 2024 as compared to the prior year period. As a result, revenue from our grills increased by $25.4 million to $324.7 million for the year ended December 31, 2024 as compared to the prior year period.
In February and March 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries, some of which went into effect on March 4, 2025. The implementation of tariffs has the potential to disrupt existing supply chains and impose additional costs on businesses in our industry. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products in the U.S., this could lead to decreased consumer demand for our products, which would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, we have partnered with certain retailers in direct import programs, executed long-term transportation contracts, and implemented operational efficiencies across our pellet mill operations. As a result, we have experienced an increase in gross margin to 42.3% for the year ended December 31, 2024 from 36.9% for the year ended December 31, 2023. We expect continued cost savings to improve operating results in the long term, but given the uncertainty of the macroeconomic environment in the near term, including as a result of tariffs, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business. We will continue to monitor and, if necessary, take additional action to mitigate the effects of the macroeconomic environment on our business.
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
Although we experience demand for our products throughout the year, there are seasonal fluctuations in our revenue. We have typically experienced moderately higher levels of sales of our grills in the first and second quarters of the year as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is the highest across our key markets. Higher sales also coincide with social events and national holidays, which occur during the same warm weather timeframe. Additionally, we have typically experienced higher sales volume of our accessories during the fourth quarter of the year, due in part to seasonal holiday demand.
Gross Profit

Gross profit reflects revenue less cost of revenue. Cost of revenue consists of product costs, including the costs of products from our third-party manufacturers, costs of components, direct and indirect manufacturing costs across all products, packaging, inbound freight and duties, warehousing and fulfillment, warranty costs, product quality testing and inspection costs, excess and obsolete inventory write-downs, cloud-hosting costs for our connected products, depreciation of tooling and manufacturing equipment, amortization of internal use software and patented technology, and certain employee-related expenses.
We calculate gross margin as gross profit divided by revenue. Several factors can impact gross margin, particularly sales channel mix and product mix. For instance, gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These favorable anticipated gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the recently imposed tariffs on foreign goods, including a 20% tariffs on imported from China, 25% tariff on steel and aluminum imports, and Canada's announcement of a retaliatory tariff on certain U.S. goods could impact our gross margin. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”
Sales and Marketing
Sales and marketing expense consists primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet, and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
General and Administrative
General and administrative expense consists primarily of employee-related expenses and facilities for our executive, finance, accounting, legal, human resources, information technology, and other administrative functions. General and administrative expense also includes fees for professional services, such as external legal, accounting, information and technology services, and insurance.
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee- and facilities-related expenses, including salaries, benefits, and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $15.2 million, $11.5 million, and $10.8 million for the year ended December 31, 2024, 2023, and 2022, respectively.
We continue to expect our general and administrative expenses, including our research and development expenses and external legal and accounting expenses, to vary as a percentage of revenue from period to period. However, as we continue to manage our investments to support our growth and develop new and enhance existing products, we expect to leverage these expenses over time as we grow our revenue.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our Company in 2017, as well as the July 2021 acquisition of Apption Labs pursuant to the share purchase agreement (the “Share Purchase Agreement”). These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.

Change in Fair Value of Contingent Consideration
The fair values of our contingent consideration earn out obligation associated with the Apption Labs business combination is estimated based on probability adjusted present values of the consideration expected to be transferred using significant inputs. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023. Prior to the final payment we would revalue the contingent consideration obligation to its fair value and record increases and decreases in fair value within the change in fair value of contingent consideration in our accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation resulted from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the performance targets in the Share Purchase Agreement.
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
Total Other Expense
Total other expense consists of interest expense and other income (expense), net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income (expense), net consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year-ended December 31,		Change
	2024	2023	Amount	%
Revenue	$604,072	$605,882	$(1,810)	(0.3)%
Cost of revenue	348,603	382,325	(33,722)	(8.8)%
Gross profit	255,469	223,557	31,912	14.3%
Operating expense:
Sales and marketing	109,656	108,727	929	0.9%
General and administrative	113,483	129,800	(16,317)	(12.6)%
Amortization of intangible assets	35,274	35,554	(280)	(0.8)%
Change in fair value of contingent consideration	—	4,698	(4,698)	(100.0)%
Restructuring costs	—	225	(225)	(100.0)%
Total operating expense	258,413	279,004	(20,591)	(7.4)%
Loss from operations	(2,944)	(55,447)	(52,503)	(94.7)%
Other income (expense):
Interest expense	(33,500)	(31,275)	2,225	7.1%
Other income, net	480	4,305	(3,825)	(88.9)%
Total other expense	(33,020)	(26,970)	6,050	22.4%
Loss before provision (benefit) for income taxes	(35,964)	(82,417)	(46,453)	(56.4)%
Provision (benefit) for income taxes	(1,956)	1,985	(3,941)	(198.5)%
Net loss	$(34,008)	$(84,402)	$(50,394)	(59.7)%

Comparison of the Year Ended December 31, 2024 and 2023
Revenue

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Revenue:
Grills	$324,702	$299,346	$25,356	8.5%
Consumables	119,299	114,901	4,398	3.8%
Accessories	160,071	191,635	(31,564)	(16.5)%
Total Revenue	$604,072	$605,882	$(1,810)	(0.3)%
Revenue decreased by $1.8 million, or 0.3%, to $604.1 million for the year ended December 31, 2024 compared to $605.9 million for the year ended December 31, 2023. This decrease was driven primarily by lower sales from our accessories, partially offset by higher sales from our grill and consumables.
Revenue from our grills increased by $25.4 million, or 8.5%, to $324.7 million for the year ended December 31, 2024 compared to $299.3 million for the year ended December 31, 2023. The increase was driven primarily by unit volume growth in excess of 30%, partially offset by high double-digit reduction in average selling price. Higher unit volume was driven by the launch of our new grill offerings, effective promotional activity and strategic pricing action on select grills. The decrease in average selling price was primarily due to mix shift to lower priced grills, higher mix of direct import sales, and strategic pricing action on select grills.
Revenue from our consumables increased by $4.4 million, or 3.8%, to $119.3 million for the year ended December 31, 2024 compared to $114.9 million for the year ended December 31, 2023. The increase was driven primarily by mid single-digit increase in wood pellet sales, partially offset by low single-digit reduction in food consumable sales. Wood pellet sales increase was driven by mid single-digit increase in volume as a result of retail channel expansion, and low single-digit increase in average selling price due to strategic wholesale pricing initiatives with certain retail partners. Food consumables low single-digit reduction in sales was primarily due to lower average selling price with shift to lower priced sauce offerings, partially offset by low double-digit increase in volume as a result of retail channel expansion.
Revenue from our accessories decreased by $31.6 million, or 16.5%, to $160.1 million for the year ended December 31, 2024 compared to $191.6 million for the year ended December 31, 2023. This decrease was driven primarily by lower sales of MEATER smart thermometers and high single-digit reduction in sales of Traeger-branded accessories.
Gross Profit

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Gross profit	$255,469	$223,557	$31,912	14.3%
Gross margin (Gross profit as a percentage of revenue)	42.3%	36.9%
Gross profit increased by $31.9 million, or 14.3%, to $255.5 million for the year ended December 31, 2024 compared to $223.6 million for the year ended December 31, 2023. Gross profit as a percentage of revenue increased to 42.3% for the year ended December 31, 2024 from 36.9% for the year ended December 31, 2023. The increase in gross margin was driven primarily by favorability from freight, logistics, and other supply chain costs, lower warranty costs associated with the recall of the Flatrock flat top grill in the comparable prior year period, as well as favorability due to changes in foreign exchange rates.
Sales and Marketing

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Sales and marketing	$109,656	$108,727	$929	0.9%
As a percentage of revenue	18.2%	17.9%
Sales and marketing expense increased by $0.9 million, or 0.9%, to $109.7 million for the year ended December 31, 2024 compared to $108.7 million for the year ended December 31, 2023. As a percentage of revenue, sales and marketing expense increased to 18.2% for the year ended December 31, 2024 from 17.9% for the year ended December 31, 2023. The increase in sales and marketing expense was driven primarily by an increase in employee costs, travel related expenses, partially offset by lower advertising expenses.
General and Administrative

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
General and administrative	$113,483	$129,800	$(16,317)	(12.6)%
As a percentage of revenue	18.8%	21.4%
General and administrative expense decreased by $16.3 million, or 12.6%, to $113.5 million for the year ended December 31, 2024 compared to $129.8 million for the year ended December 31, 2023. As a percentage of revenue, general and administrative expense decreased to 18.8% for the year ended December 31, 2024 from 21.4% for the year ended December 31, 2023. The decrease in general and administrative expense was driven primarily by a decrease in stock-based compensation expense of $24.3 million, primarily due to the cancellation of the unearned CEO PSUs and IPO PSUs in the prior year comparable period, as well as losses on the disposal of property, plant, and equipment in the comparable prior year period, partially offset by increased employee and occupancy costs.
Change in Fair Value of Contingent Consideration

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Change in fair value of contingent consideration	$—	$4,698	$(4,698)	(100.0)%
As a percentage of revenue	—%	0.8%
Change in fair value of contingent consideration, attributable to the revalued earn out obligation associated with the Apption Labs business combination, decreased by $4.7 million for the year ended December 31, 2024 as compared to the prior year period. The change in fair value was primarily driven by the change in the likelihood of achieving the fiscal year 2023 performance targets for each period. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
Total Other Expense

	Year-ended December 31,		Change
	2024	2023	Amount	%
	(dollars in thousands)
Interest expense	$(33,500)	$(31,275)	$2,225	7.1%
Other income, net	480	4,305	(3,825)	(88.9)%
Total other expense	$(33,020)	$(26,970)	$6,050	22.4%
As a percentage of revenue	(5.5)%	(4.5)%

Total other expense increased by $6.1 million, or 22.4%, to $33.0 million for the year ended December 31, 2024 compared to $27.0 million for the year ended December 31, 2023. This increase was due primarily to increases in interest expense on our First Lien Term Loan Facility, a decrease in the net realized and unrealized gain position from our interest rate swap and net losses from our foreign currency contracts.
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
As of December 31, 2024, we had cash and cash equivalents of $15.0 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below), and up to $30.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of December 31, 2024, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $5.0 million under the Receivables Financing Agreement. As of December 31, 2024, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.6 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Year-ended December 31,
	2024	2023
Net cash provided by operating activities	$23,888	$64,042
Net cash used in investing activities	(12,331)	(17,378)
Net cash used in financing activities	(26,497)	(68,298)
Net decrease in cash, cash equivalents, and restricted cash	$(14,940)	$(21,634)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash provided by operating activities during the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily due to a net increase in working capital balances, partially offset by a decrease in net loss, adjusted for non-cash items, as compared to the prior year period. The net increase in working capital balances was primarily due to the increase in inventory balances in the current year period compared to the reduction of high inventory levels at the beginning of the prior year period as a result of strategic inventory management initiatives, as well as increases in accounts payable and accrued expenses in the current year period due to the seasonality and timing of our payments.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the year ended December 31, 2024 was primarily related to the prior year improvement costs for our new corporate headquarters, partially offset by proceeds received from the prior year sale of property, plant, and equipment.

Cash Flow from Financing Activities
The decrease in cash used in financing activities during the year ended December 31, 2024 was primarily driven by the decrease in net borrowings on our Revolving Credit Facility and payment in the prior year period associated with the acquisition date fair value of contingent consideration.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for a senior secured term loan facility (the “First Lien Term Loan Facility”), and a revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). We entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. Our obligations under the First Lien Credit Agreement are substantively unchanged.
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of December 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.6 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of December 31, 2024, we had no outstanding loan amounts under the Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC, and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages, and the equity interest of each of these respective entities. The assets of Traeger SPE LLC (the “SPE”) , substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from parent entities above Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, when we exceed the Covenant Trigger Amount (as defined in the First Lien Credit Agreement), we are subject to a financial covenant whereby we are required to maintain a Maximum First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of December 31, 2024, we were in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement, as amended, (the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, we participate in a trade receivables securitization program, administered on our behalf by MUFG Bank Ltd. Through this arrangement, we have secured short-term capital requirements financing using outstanding accounts receivables balances as collateral, which have been contributed by us to a wholly owned subsidiary, the SPE. While we provide operational services to the SPE, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
On November 8, 2023, we entered into Amendment No. 9 to the Receivables Financing Agreement in order to extend the expiration of the facility by one year to June 27, 2025. As part of the amendment, the maximum borrowing capacity was decreased from $100.0 million to $75.0 million and allows for seasonal adjustments, at our discretion (with consent of the lenders under the Receivables Financing Agreement) to change the capacity anywhere between $30.0 million and $75.0 million. We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. Amendment No. 9 also implemented a new liquidity threshold at $42.5 million of liquidity. If our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of our borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we were required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2024.
As of December 31, 2024, we had drawn down $5.0 million under this facility for general corporate and working capital purposes.
Contractual Obligations
As of December 31, 2024, significant contractual obligations related to debt were $403.6 million of principal borrowings and $111.4 million of related interest, which principal borrowings will become due on the maturity date of June 29, 2028. Projected interest costs on variable rate instruments are based on market rates as of December 31, 2024. See Note 12 – Notes Payable to the accompanying consolidated financial statements for additional information regarding our Credit Facilities.
We have various lease agreements related to office space, warehouses, vehicles, and office equipment that expire at various dates through 2037. As of December 31, 2024, the future minimum rental payments under non-cancelable operating leases were $46.4 million. See Note 4 – Leases to the accompanying consolidated financial statements for additional information regarding our non-cancellable operating leases.
We also have purchase obligations consisting of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2024, the future minimum value of our non-cancellable unconditional purchase obligations was $7.3 million. See Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our purchase obligations.
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
While our significant accounting policies are described in further detail in Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, we believe that the following critical accounting policies reflect our more significant judgments and estimates used that management believes are particularly important in the preparation of our consolidated financial statements and that require the use of estimates, assumptions, and judgments to determine matters that are inherently uncertain.
Revenue Recognition
We derive substantially all of our revenue from the sale of grills, consumables, and accessories as well as associated shipping charges billed to customers. We recognize revenue at the amount to which we expect to be entitled when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied. The performance obligation for most of our sales transactions are considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery for point-of-sale transactions.
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
Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. We are currently amortizing acquired intangible assets, including customer relationships, distributor relationships, business trademarks, technology, and other intangible assets over periods ranging between 2.5 years and 25 years. These assets were recognized in the purchase price allocation when we underwent a corporate restructuring and acquisition in 2017, as well as when we acquired Apption Labs in July 2021. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Goodwill
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the our goodwill was recognized in the purchase price allocations when the Company was acquired in 2017 and when Apption Labs was acquired in July 2021, with smaller incremental amounts recognized in other business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We currently operate as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
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

To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project the future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those we use in our internal planning, which reflects actual business trends experienced and our long-term business strategy. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies.
In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.
We conduct annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. For the annual impairment tests conducted in the fourth quarters of 2024 and 2023, we performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore, the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
During 2022, as a result of sustained decreases in our publicly quoted share price, market capitalization, and lower than expected operating results, we conducted an interim impairment analysis of its goodwill and long-lived assets. As a result of this analysis, we concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, we did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment during the second and third quarters of fiscal year 2022. The primary indicators of impairment were attributable to the adverse impacts from the macroeconomic conditions such as inflationary pressures and supply chain disruption, unfavorable demand, and the sustained decreases in our publicly quoted share price and market capitalization. As a result of these factors, our operating results were lower than expected.
We estimated the reporting unit's fair value under the income approach, which utilizes a discounted cash flow model, and the market approach, which utilizes the guideline company model. The income approach used the reporting unit's projections of estimated operating results and cash flows that were discounted using a market participant discount rate based on the weighted-average cost of capital. The main assumptions supporting the cash flow projections include, but are not limited to, revenue growth, margins, discount rate, and terminal growth rate. The financial projections reflect management's best estimate of economic and market conditions over the projected period, including forecasted revenue growth, margins, capital expenditures, depreciation, and amortization. Under the market approach, we uses the guideline company method to develop valuation multiples and compare the single reporting unit to similar publicly traded companies. As a result of the interim goodwill impairment tests, we concluded that the carrying value of the single reporting unit exceeded its fair value and recorded $222.3 million of non-cash goodwill impairment charges for the fiscal year ended December 31, 2022. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures, and market capitalization declines may result in additional impairments to goodwill and other long-lived assets.
Stock-Based Compensation
We award stock-based compensation to employees, directors and executives under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”). We recognize compensation expense for time-based restricted stock units (“RSUs”) on a straight-line basis over the vesting schedule. For the performance-based restricted units and shares, the compensation expense is recognized on an accelerated basis over the tranche’s requisite service period. The compensation expense related to the performance-based awards could increase or decrease depending on the estimated probability of achieving the Adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, we will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
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

Interest Rate Risk
We had cash and cash equivalents of $15.0 million and $29.9 million as of December 31, 2024 and 2023, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.6 million and $403.8 million of outstanding debt as of December 31, 2024 and 2023, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the New Credit Facilities as of December 31, 2024, for every 100 basis point increase in the interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge or otherwise protect fluctuations on a portion of our variable rate debt as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements, and we may in the future use caps, collars, structured collars, or other common derivative financial instruments to further reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi, as well as our international sales primarily denominated in the Canadian dollar, Euro, and British pound. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of December 31, 2024 and 2023 but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty, and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on our accompanying consolidated balance sheets, and for periods where the net position is a liability balance, the balance is recorded within other current liabilities on the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. At December 31, 2024 and 2023, the net liability and asset fair values of our foreign currency contract positions was $2.9 million and $0.1 million, respectively. These foreign currency contract positions resulted in a net loss of $4.0 million and $2.0 million for the year ended December 31, 2024 and 2023, respectively. At December 31, 2024, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $4.2 million or unrealized loss of approximately $8.1 million, respectively.
Commodity Price Risk
We are exposed to commodity price fluctuations primarily as a result of the cost of steel that is used by our manufacturers. For example, steel is the primary raw material used in manufacturing of our grills. Under our current agreements with our primary contract manufacturers, we have the ability to periodically fix the cost of our grills so that the manufacturers bear the risk of steel price fluctuation for a period of time. During such periods, increases in the price of steel would not impact our costs. However, our business can be affected by sustained dramatic movements in steel prices, including as a result of the reinstatement of a 25% tariff on all steel imports under President Trump's executive order in February 2025. The tariff on steel imports will become effective March 12, 2025.
Inflation Risk
We are exposed to inflationary factors such as increases in the costs of our products and overhead costs that may adversely affect our operating results. While inflation has had a manageable impact on our financial position and results of operations to date, a sustained high rate of inflation may have an adverse effect on our gross margin and operating expenses if the selling prices of our products do not increase with these increased costs.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by COSO in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2024, the Company's internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies, as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
On March 5, 2025, Wayne Marino, a Class III director, resigned from the Board, and from the Audit Committee and the Nominating and Corporate Governance Committee of the Board for personal reasons, effective following the filing of this Annual Report. Mr. Marino’s resignation did not result from any disagreement with the Company.

On the same day, in order to achieve an equal balance of membership among the classes of directors, the Board determined to move Elizabeth C. Lempres from Class I with a term expiring at the 2025 Annual Meeting of Stockholders, to Class III, with a term expiring at the 2027 Annual Meeting of Stockholders. Accordingly, on the same date, Ms. Lempres, who was a Class I director, resigned as a director and was immediately elected by the Board as a Class III director. The resignation and re-election of Ms. Lempres was effected solely to rebalance the Board’s classes and, for all other purposes, Ms. Lempres’s service on the Board is deemed to have continued uninterrupted. The Board now consists of three Class I Directors, four Class II Directors, and three Class III Directors.
(b) Insider Trading Arrangements and Policies.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our Board (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Jeremy Andrus	53	Chief Executive Officer, Chairman of the Board and Director
Dominic Blosil	43	Chief Financial Officer
Jim Hardy	65	President of MEATER
Non-Employee Directors
Raul Alvarez	69	Lead Independent Director
Wendy A. Beck	60	Director
Martin Eltrich	52	Director
James Ho	47	Director
Daniel James	60	Director
Elizabeth C. Lempres	64	Director
James Manges	48	Director
Wayne Marino	64	Director
Steven Richman	65	Director
Harjit Shoan	50	Director
Executive Officers
Jeremy Andrus has served as our Chief Executive Officer and a member of our Board since January 2014 and as the chairman of our Board since July 2021. Prior to joining us, Mr. Andrus served as the President and Chief Executive Officer of Skullcandy, Inc. Mr. Andrus received a B.S. in International Relations from Brigham Young University and an M.B.A. from Harvard Business School. We believe Mr. Andrus is qualified to serve on our Board because of his perspective and experience as our Chief Executive Officer and his extensive experience in corporate strategy, brand leadership, general management processes, and operational leadership.
Dominic Blosil has served as our Chief Financial Officer since January 2018. Prior to that, Mr. Blosil served as our Vice President of Strategy and Finance from February 2014 to December 2017. From November 2010 to January 2014, Mr. Blosil served as Director of Strategy and Finance at Skullcandy, Inc. Mr. Blosil received a B.S. in Business Management, Finance from Brigham Young University.
Jim Hardy has served as President of Apption Labs Limited (d/b/a MEATER), our wholly-owned subsidiary, since June of 2023. Prior to that, Mr. Hardy served as our Chief Operating Officer since September 2022, and prior to that, as our Chief Supply Chain Officer from March 2021 until August 2022. Mr. Hardy has over 35 years of supply chain experience, having served as Chief Operating Officer of Fanatics, Inc., a retailer of licensed sports apparel and merchandise, from November 2017 to December 2019 and as Executive Vice President, Global Operations of Under Armour, Inc. from March 2012 to March 2017. Mr. Hardy has also served on the board of directors of several private companies. Mr. Hardy received a B.S. in Industrial Engineering from the University of Florida.
Non-Employee Directors
Raul Alvarez has served as a member of our Board since May 2018 and as our lead independent director since July 2021. Mr. Alvarez is an Operating Partner of Advent International Corporation, a global private equity firm, a position he has held since July 2017. Mr. Alvarez has served on the board of directors of Eli Lilly and Company since 2009 and of Lowe’s Companies, Inc. since 2010, and he has served as the Chairman of First Watch Restaurant Group, Inc. since August 2017. Mr. Alvarez also serves on the board of directors of several private companies. Mr. Alvarez previously served on the board of directors of Dunkin’ Brands Group, Inc., McDonald’s Corporation, KeyCorp, Skylark Co., Ltd, and Realogy Holdings Corp. Mr. Alvarez received a B.B.A. in Accounting from the University of Miami. We believe Mr. Alvarez is qualified to serve on our Board because of his extensive leadership experience, strong business acumen, and public company board experience.

Wendy A. Beck has served as a member of our Board since July 2021. Ms. Beck most recently served as Executive Vice President and Chief Financial Officer for Norwegian Cruise Line Holdings, Inc., from 2010 until 2018. Prior to that, Ms. Beck served as Executive Vice President and Chief Financial Officer of Domino’s Pizza Inc. from 2008 to 2010, as Senior Vice President, Chief Financial Officer and Treasurer of Whataburger Restaurants, LP from 2004 through 2008 and as their Vice President and Chief Accounting Officer from 2001 through 2004, and as Vice President, Chief Financial Officer and Treasurer of Checkers Drive-In Restaurants, Inc. from 2000 through 2001 and previously served in other financial positions since 1993. Ms. Beck joined the board of directors of Academy Sports and Outdoors, Inc. in December 2020 and serves on the audit committee and as chair of the nominating and corporate governance committee. She also previously served on the board of directors and the audit committee of Hawaiian Holdings Inc. from July 2022 to September 2024, on the board of directors and compensation committee of Bloomin’ Brands, Inc. from February 2018 until April 2022, on the board of directors and chaired the audit committee of At Home Group Inc. from September 2014 to July 2021, and on the board of directors and audit committee of SpartanNash Company from September 2010 to December 2013. Ms. Beck received her B.S. in Accounting from the University of South Florida and has been a Certified Public Accountant since 1992. We believe Ms. Beck is qualified to serve on our Board because of her executive leadership and her extensive financial and public company executive and board experience.
Martin Eltrich has served as a member of our Board since September 2017. Mr. Eltrich is a Partner with AEA Investors, which he joined in June 2001, and leads its consumer/retail investment practice. Mr. Eltrich served on the board of directors of At Home Group Inc. from October 2011 to October 2020. He currently serves on the board of directors of several private companies, including Jack’s Family Restaurants, Chemical Guys, AmeriVet, and ThreeSixty. Mr. Eltrich received a B.S. in Economics from the University of Pennsylvania. We believe Mr. Eltrich is qualified to serve on our Board because of his extensive knowledge and understanding of our business, corporate finance, strategic planning, and investments.
James Ho has served as a member of our Board since September 2017. Mr. Ho is a Partner at AEA Investors, which he joined in August 2001, and focuses on AEA’s investments in the consumer and services sectors. Currently, Mr. Ho serves on the board of directors of several private companies, including Chemical Guys, ThreeSixty, and TileBar. Mr. Ho received a B.A. in Economics and an MMSS from Northwestern University. We believe Mr. Ho is qualified to serve on our Board because of his extensive knowledge and understanding of our business, consumer businesses, corporate strategy, corporate finance, and governance.
Daniel James has served as a member of our Board since 2014. Mr. James is a Managing Partner and CEO of Trilantic North America, which he co-founded in 2009. Currently, Mr. James serves on the board of directors of several private companies, including Ortholite and Sunrise Strategic Partners. Mr. James received a B.A. in Chemistry from the College of the Holy Cross. We believe Mr. James is qualified to serve on our Board because of his knowledge of our business and his extensive experience in corporate finance and investing.
Elizabeth C. Lempres has served as a member of our Board since July 2021. Most recently, Ms. Lempres served as Senior Partner at McKinsey & Company, a management consulting firm, until her retirement in August 2017. Ms. Lempres has served on the board of directors of General Mills, Inc. since June 2019, Great-West Lifeco. Inc. since May 2018 until April 2022 and Axalta Coating Systems Ltd. from April 2017 until September 2022. Ms. Lempres also serves on the board of directors of several private companies. Ms. Lempres received an A.B. from Dartmouth College, a B.S. from Dartmouth College Thayer School of Engineering, and an M.B.A. from Harvard Business School. We believe Ms. Lempres is qualified to serve on our Board because of her extensive leadership experience, strong business acumen, and public company board experience.
James Manges has served as a member of our Board since 2013. Mr. Manges is a Senior Partner at Trilantic North America, which he joined in 2009. Currently, Mr. Manges serves on the board of directors of several private companies, including Gorilla Commerce, Ortholite, Orva, Rarebreed Veterinary Partners, Taymax, and Sunrise Strategic Partners. Mr. Manges received a B.A. from Yale University and an M.B.A. from Columbia Business School. We believe Mr. Manges is qualified to serve on our Board because of his extensive knowledge of consumer businesses and his experience in corporate finance and investing.
Wayne Marino has served as a member of our Board since July 2014. Mr. Marino previously served as Chief Financial Officer and Chief Operating Officer of Under Armour, Inc. from 2004 to 2012. Mr. Marino received a B.B.A. in Accounting from Iona College. We believe Mr. Marino is qualified to serve on our Board because of his extensive leadership experience, financial knowledge, and executive experience with public companies.
Steven Richman has served as a member of our Board since October 2022. Mr. Richman has served as Chief Executive Officer of Techtronic Industries (TTI), a global manufacturer of power tools and equipment, since May 2024 and previously served as Group President of The Milwaukee Electric Tool Corporation, a manufacturer of power tools and subsidiary of TTI, from 2007 to May 2024. Previously, Mr. Richman served as Chief Executive Officer of Werner Co. from 2005 to 2007, and as President of SKIL and Bosch Power Tools Corporation from 1998 to 2004. Mr. Richman received a B.A. from the University of California, Los Angeles. We believe Mr. Richman is qualified to serve on our Board due to his experience as a chief executive officer and other leadership positions in the consumer products and manufacturing industry.
Harjit Shoan has served as a member of our Board since September 2017. Mr. Shoan is a Senior Managing Director at OTPP, which he joined in June 2014. Currently, Mr. Shoan serves on the board of directors of several private companies, including Arterra Wines Canada. Mr. Shoan received a B.B.A. from Wilfrid Laurier University and an M.B.A. from the University of Oxford. Mr. Shoan is a CFA charterholder. We believe Mr. Shoan is qualified to serve on our Board because of his extensive experience in investing and corporate finance and his knowledge of consumer retail businesses.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our investor relations website under the Governance tab, available at investors.traeger.com. In addition, we intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
The remaining information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2024)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	10,077,646 (2)	—	9,229,071 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	10,077,646	—	9,229,071
(1) Consists of the 2021 Plan.
(2) Consists of 10,077,646 outstanding RSUs and PSUs (determined based on the achievement of the "maximum" goal) under the 2021 Plan.
(3) The number of shares of our common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2024 and ending on and including January 1, 2031, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our Board.
The remaining information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-30 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024	8-K	06/17/24	3.1
3.2	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.1
4.1	Form of Certificate of Common Stock	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement	8-K	08/03/21	10.2
4.3	Amendment No. 1 to Stockholders Agreement, dated April 30, 2024, by and among Traeger, Inc. and the Stockholders party thereto.	10-Q	08/07/24	4.1
4.4	Management Stockholders Agreement	8-K	08/03/21	10.3
4.5	Registration Rights Agreement	8-K	08/03/21	10.1
4.6	Description of Securities	10-K	03/28/22	4.5
10.1†	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2†	Traeger, Inc. 2021 Incentive Award Plan	10-K	03/28/22	10.2
10.3†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.9
10.4†	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10

10.5†	Form of Performance-Vesting Restricted Stock Unit Award Agreement (IPO Awards) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.11
10.6†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.7†	Traeger, Inc. Deferred Compensation Plan	S-1/A	07/21/21	10.13
10.8†	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.9†	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.10†	Form of 2024 Performance-Based Restricted Stock Unit Agreement	10-Q	8/7/2024	10.2
10.11†	Traeger, Inc. Non-Employee Director Compensation Program	S-1/A	07/21/21	10.3
10.12†	Traeger, Inc. Executive Change in Control Severance Plan	8-K	04/26/22	10.1
10.13†	Amended and Restated Employment Agreement, by and between Jeremy Andrus and Traeger Pellet Grills LLC, dated September 25, 2017	S-1	07/06/21	10.4
10.14	Letter Agreement, by and between Jeremy Andrus and Traeger, Inc., dated August 2, 2021	10-Q	09/10/21	10.11
10.15†	Letter Agreement, between Jeremy Andrus and Traeger, Inc., dated August 31, 2022	8-K	08/31/22	10.1
10.16†	Offer of Employment Letter, by and between Dominic Blosil and Traeger Pellet Grills LLC, dated January 28, 2014.	S-1	07/06/21	10.5
10.17†	Offer of Employment Letter, by and between Jim Hardy and Traeger Pellet Grills LLC, dated February 25, 2021.	10-K	03/28/22	10.14
10.18†	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated February 6, 2024.	10-Q	05/08/24	10.1
10.19†	Jim Hardy Letter Agreement, dated December 4, 2023.	8-K/A	12/07/23	10.1
10.20	First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.14
10.21	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 18, 2021.	10-Q	09/10/21	10.10
10.22	Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022.	10-Q	08/15/22	10.3

10.23	Amendment No. 3 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 2, 2023.	10-Q	08/07/23	10.3
10.24	Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.16
10.25	Amendment No. 1 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.17
10.26	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.	10-K	03/28/22	10.19
10.27	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022.	10-Q	08/15/22	10.2
10.28	Amendment No. 4 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 19, 2022.	10-Q	11/14/22	10.3
10.29	Amendment No. 5 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2022.	10-Q	11/14/22	10.5
10.30	Amendment No. 6 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 30, 2022.	10-Q	11/14/22	10.6
10.31	Waiver and Amendment No. 7 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2022.	10-Q	11/14/22	10.7
10.32	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2
10.33	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.	10-Q	11/09/23	10.3

10.34	Amendment No. 10 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 6, 2024.	10-Q	08/07/24	10.3
10.35	Purchase and Contribution Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.18
10.36	Current Office Lease dated January 23, 2015, as amended April 1, 2015, February 8, 2016, November 22, 2016, December 4, 2017, and August 28, 2018.	S-1	07/06/21	10.19
10.37	Sublease, dated as of October 29, 2021, by and between Traeger Pellet Grills LLC and Verkada, Inc.	8-K	01/19/21	10.1
10.38	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2
10.39	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.	10-Q	11/09/23	10.3
10.40^	Planned Office Lease, dated November 4, 2020, as amended February 8, 2021.	10-K	03/28/22	10.23
10.41^	Second Amendment to Planned Office Lease, dated September 1, 2021.	10-K	03/28/22	10.24
10.42	Agency Transfer Lender Consent to the First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent and collateral agent, and certain of the lenders party thereto, dated April 30, 2024.	10-Q	05/09/24	10.2
19	Traeger Inc. Insider Trading Compliance Policy and Procedures				*
21.1	List of Subsidiaries	10-K	03/28/22	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

97	Traeger, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	03/08/24	97

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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

TRAEGER, INC.

Date: March 7, 2025	By:	/s/ Jeremy Andrus
Jeremy Andrus
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Andrus	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 7, 2025
Jeremy Andrus

/s/ Dominic Blosil	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Dominic Blosil

/s/ Raul Alvarez	Director	March 7, 2025
Raul Alvarez

/s/ Wendy A. Beck	Director	March 7, 2025
Wendy A. Beck

/s/ Martin Eltrich	Director	March 7, 2025
Martin Eltrich

/s/ James Ho	Director	March 7, 2025
James Ho

/s/ Daniel James	Director	March 7, 2025
Daniel James

/s/ Elizabeth C. Lempres	Director	March 7, 2025
Elizabeth C. Lempres

/s/ James Manges	Director	March 7, 2025
James Manges

/s/ Wayne Marino	Director	March 7, 2025
Wayne Marino

/s/ Steven Richman	Director	March 7, 2025
Steven Richman

/s/ Harjit Shoan	Director	March 7, 2025
Harjit Shoan

TRAEGER, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Traeger, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Traeger, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Salt Lake City, Utah
March 7, 2025

TRAEGER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$14,981	$29,921
Accounts receivable, net	85,331	59,938
Inventories	107,367	96,175
Prepaid expenses and other current assets	35,444	30,346
Total current assets	243,123	216,380
Property, plant, and equipment, net	36,949	42,591
Operating lease right-of-use assets	44,370	48,188
Goodwill	74,725	74,725
Intangible assets, net	428,536	470,546
Other long-term assets	2,974	8,329
Total assets	$830,677	$860,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$27,701	$33,280
Accrued expenses	82,143	52,941
Line of credit	5,000	28,400
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,790	3,608
Contingent consideration	—	15,000
Other current liabilities	3,357	495
Total current liabilities	122,241	133,974
Notes payable, net of current portion	398,445	397,300
Operating lease liabilities, net of current portion	26,646	29,142
Deferred tax liability	6,376	8,236
Other non-current liabilities	539	759
Total liabilities	554,247	569,411
Commitments and contingencies (see Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 130,648,819 and 125,865,303 as of December 31, 2024 and 2023	13	13
Additional paid-in capital	960,966	935,272
Accumulated deficit	(688,885)	(654,877)
Accumulated other comprehensive income	4,336	10,940
Total stockholders' equity	276,430	291,348
Total liabilities and stockholders' equity	$830,677	$860,759
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year-ended December 31,
	2024	2023	2022
Revenue	$604,072	$605,882	$655,901
Cost of revenue	348,603	382,325	427,129
Gross profit	255,469	223,557	228,772
Operating expense:
Sales and marketing	109,656	108,727	130,688
General and administrative	113,483	129,800	166,824
Amortization of intangible assets	35,274	35,554	35,554
Change in fair value of contingent consideration	—	4,698	10,002
Restructuring costs	—	225	9,324
Goodwill impairment	—	—	222,322
Total operating expense	258,413	279,004	574,714
Loss from operations	(2,944)	(55,447)	(345,942)
Other income (expense):
Interest expense	(33,500)	(31,275)	(27,885)
Other income (expense), net	480	4,305	(7,127)
Total other expense	(33,020)	(26,970)	(35,012)
Loss before provision (benefit) for income taxes	(35,964)	(82,417)	(380,954)
Provision (benefit) for income taxes	(1,956)	1,985	1,186
Net loss	$(34,008)	$(84,402)	$(382,140)
Net loss per share, basic and diluted	$(0.27)	$(0.68)	$(3.19)
Weighted-average common shares outstanding, basic and diluted	127,443,657	123,726,252	119,698,776
Other comprehensive income (loss):
Foreign currency translation adjustments	$62	$129	$(61)
Change in cash flow hedge	—	(2,088)	23,410
Amortization of dedesignated cash flow hedge	(6,666)	(10,364)	—
Total other comprehensive income (loss)	(6,604)	(12,323)	23,349
Comprehensive loss	$(40,612)	$(96,725)	$(358,791)
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount		Accumulated Deficit
Balance at December 31, 2021	117,547,916	$12	$794,413	$(188,317)	$(86)	$606,022
Issuance of common stock under stock plan	5,082,024	—	—	—	—	—
Shares withheld related to net share settlement	(5,526)	—	(41)	—	—	(41)
Cumulative adjustment for adoption of ASC 842	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	87,697	—	—	87,697
Net loss	—	—	—	(382,140)	—	(382,140)
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Change in cash flow hedge	—	—	—	—	23,410	23,410
Balance at December 31, 2022	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	3,240,889	1	—	—	—	1
Stock-based compensation	—	—	53,203	—	—	53,203
Net loss	—	—	—	(84,402)	—	(84,402)
Foreign currency translation adjustments	—	—	—	—	129	129
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(10,364)	(10,364)
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	5,449,476	—	—	—	—	—
Shares withheld related to net share settlement	(665,960)	—	(2,207)	—	—	(2,207)
Stock-based compensation	—	—	27,901	—	—	27,901
Net loss	—	—	—	(34,008)	—	(34,008)
Foreign currency translation adjustments	—	—	—	—	62	62
Amortization of dedesignated cash flow hedge	—	—	—	—	(6,666)	(6,666)
Balance at December 31, 2024	130,648,819	$13	$960,966	$(688,885)	$4,336	$276,430
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,008)	$(84,402)	$(382,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant, and equipment	13,870	15,011	13,821
Amortization of intangible assets	42,458	42,770	42,726
Amortization of deferred financing costs	1,977	2,016	1,957
Loss on disposal of property, plant, and equipment	649	2,188	1,140
Stock-based compensation expense	27,901	53,203	87,697
Unrealized loss on derivative contracts	9,971	3,997	2,440
Amortization of dedesignated cash flow hedge	(6,666)	(10,364)	—
Change in contingent consideration	(15,000)	4,478	6,722
Goodwill impairment	—	—	222,322
Restructuring costs	—	—	2,046
Other non-cash adjustments	(233)	(2,022)	(1,144)
Change in operating assets and liabilities:
Accounts receivable	(25,396)	(17,735)	51,052
Inventories	(11,192)	57,295	(11,931)
Prepaid expenses and other current assets	(7,573)	(4,199)	(3,046)
Other non-current assets	148	(568)	78
Accounts payable and accrued expenses	26,982	2,374	(28,211)
Other non-current liabilities	—	—	(435)
Net cash provided by operating activities	23,888	64,042	5,094
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(11,996)	(19,946)	(18,398)
Capitalization of patent costs	(448)	(460)	(506)
Proceeds from sale of property, plant, and equipment	113	3,028	—
Net cash used in investing activities	(12,331)	(17,378)	(18,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	63,000	115,900	179,000
Repayments on line of credit	(86,400)	(171,209)	(145,429)
Proceeds from long-term debt	—	—	25,000
Repayments of long-term debt	(250)	(250)	(125)
Payment of deferred financing costs	(119)	—	—
Principal payments on finance lease liabilities	(521)	(514)	(505)
Payments of acquisition related contingent consideration	—	(12,225)	(9,275)
Taxes paid related to net share settlement of equity awards	(2,207)	—	(41)
Net cash provided by (used in) financing activities	(26,497)	(68,298)	48,625
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,940)	(21,634)	34,815
Cash, cash equivalents, and restricted cash at beginning of period	29,921	51,555	16,740
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$14,981	$29,921	$51,555
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)	Year-ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,512	$40,060	$25,138
Income taxes paid, net of refunds	$1,951	$3,062	$2,844
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$292	$460	$1,116
Property, plant, and equipment included in accounts payable and accrued expenses	$678	$3,975	$2,134
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbecue grills and Flatrock flat top grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the wood pellet barbecue grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, MEATER smart thermometers, apparel, and other ancillary items). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete reserves, valuation and impairment of intangible assets including goodwill, unrealized positions on foreign currency derivatives, and reserves for warranty. Actual results could differ from these estimates.
Cash and Cash Equivalents – The Company considers cash on deposit and short-term investments with remaining maturities at acquisition of three months or less to be cash and cash equivalents.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, and foreign currency contracts. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers that accounted for a significant portion of net sales are as follows for the fiscal periods indicated:

	December 31,
	2024	2023	2022
Customer A	24%	18%	14%
Customer B	18%	16%	16%
Customer C	8%	10%	15%
Concentrations of credit risk exist to the extent credit terms are extended with four large customers that account for a significant portion of our trade accounts receivables. As of December 31, 2024, there were four large customers A, B, C, and D that accounted for 31%, 28%, 4%, and 13% of the Company's trade accounts receivable as compared to 37%, 11%, 6%, and 14% as of December 31, 2023. A business failure on the part of any one the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company's trade accounts receivable as of December 31, 2024 and 2023. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the years ended December 31, 2024, 2023, and 2022.
The Company’s international sales to dealers and distributors located in the European Union, the United Kingdom, and Canada are denominated in Euros, British Pounds, and Canadian Dollars, respectively.
The Company relies on a limited number of suppliers for its contract manufacturing of grills and accessories. A significant disruption in the operations of certain of these manufacturers, or in the transportation of parts and accessories would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Accounts Receivable, Net – The Company reports its accounts receivable based on the amount that is expected to be collected from its sales to customers. The accounts receivable balance is comprised of the amounts invoiced to customers and reduced by an estimated credit loss and a reserve for estimated returns, discounts, and allowances. The Company estimates its credit losses over the contractual term of the receivable and establishes an allowance for credit losses based on historical experience, current available information, and expectations of future economic conditions. The Company mitigates credit loss risk from accounts receivable by assessing customers for credit worthiness, including ongoing credit evaluations and their payment trends. As the risk of loss is determined to be similar based on the credit risk factors, we aggregate receivables on a collective basis when assessing credit losses. Accounts receivable are uncollateralized customer obligations due under normal trade terms. Receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded to income when received. The Company estimates the reserve for returns, discounts, and allowances based on historical experience, contractual terms, and agreed upon arrangements.
Inventories – Inventories consist of finished goods, work-in-process, and raw materials. Inventories are stated at the lower of cost or net realizable value, with cost for raw materials and finished goods stated as an approximate cost determined on the first-in first-out basis. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Assessments to value the inventory at the lower of the average cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels, and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
Derivative Instruments – The Company is exposed to the impact of changes in foreign currency exchange rates and benchmark interest rates. The Company uses foreign exchange option contracts for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Chinese Renminbi, as well as a floating-to-fixed interest rate swap agreement to hedge a portion of the Company's variable rate debt. The Company accounts for these contracts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that all derivatives be recognized at fair value in the accompanying consolidated balance sheets, and that corresponding gains and losses are recognized within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company applies hedge accounting to the interest rate swap agreement and does not apply hedge accounting to the foreign exchange option contracts. For details associated with the Company's dedesignated interest rate swap hedging relationship, see Note 8 – Derivatives.
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
The Company does not depreciate amounts recorded for land. Depreciation and amortization on individual components of property is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	15
Machinery and equipment	3-20
Leasehold improvements	Shorter of useful lives or lease term
Office equipment and fixtures	2-10
Vehicles	2-10
Computer hardware and software	3
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
The Company capitalizes costs for internal-use software incurred during the application development stage. Software costs related to preliminary project activities and post implementation activities are expensed as incurred. The Company capitalizes costs incurred for software purchases and certain costs related to website development. Capitalized costs related to internal-use software, software purchases, and website development are amortized on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized costs less accumulated amortization are included within property, plant, and equipment, net on the accompanying consolidated balance sheets.
Leases – The Company primarily leases office space, vehicles, and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain of the Company’s leases contain renewal options for varying periods, which can be exercised both by mutual agreement and at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value, and estimated residual value of the asset. Where leases include options to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. As of December 31, 2024, the Company’s leases have remaining lease terms ranging from 1 month to 13 years.
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
The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company subleases portions of its previous headquarters in three separate phases until the lease expires in 2026. Income from the subleased property is recognized on a straight-line basis and presented as a reduction of costs, allocated against general and administrative expenses in the Company’s accompanying consolidated statements of operations and comprehensive loss. Sublease income for the years ended December 31, 2024, 2023, and 2022 was immaterial.
Deferred Financing Costs – Costs incurred in connection with long-term debt financing are deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the related financing. Costs incurred in connection with the refinancing to the delayed draw, revolving credit facility, and amendments to the Receivables Financing Agreement are capitalized and recorded as other long-term assets on the accompanying consolidated balance sheets. These costs are being amortized to interest expense on a straight-line basis over the term of each respective credit facility.
Intangible Assets – Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is currently amortizing acquired intangible assets, including customer relationships, distributor relationships, business trademarks, and technology over periods ranging between 2.5 years and 25 years. Amortization related to acquired patent technology and to capitalized patent costs are recorded as a component of cost of revenue, and amortization related to acquired business trademarks, customer relationships, and distributor relationships are recorded in amortization of intangible assets in the accompanying consolidated statement of operations and comprehensive loss.
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of the Company’s goodwill was recognized in the purchase price allocations when the Company was acquired in 2017 and when Apption Labs Limited (together with its subsidiaries, “Apption Labs”) was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company currently operates as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
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
To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, the Company projects the future cash flows and discounts these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and its long-term business strategy. Under the market approach, the Company uses the guideline company method to develop valuation multiples and compare its reporting unit to similar publicly traded companies.
In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions, and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. For the annual impairment tests conducted in the fourth quarters of 2024 and 2023, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
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

Impairment of Assets – Long-lived assets, including property, plant, and equipment, operating right-of-use assets, and finite-lived intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset or asset group. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company concluded there were no indicators of impairment identified at December 31, 2024 and 2023.
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
The carrying amounts reported in the Company’s accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s accompanying consolidated balance sheets for the variable rate Revolving Credit Facility (defined below) also approximate its fair value. The fair value of the fixed rate First Lien Term Loan Facility (defined below) is not readily determinable, because the information is not available. For details associated with the Company's fair value measurement of financial instruments, see Note 9 – Fair Value Measurements.
Contingent Consideration – The purchase consideration associated with the acquisition of Apption Labs includes contingent cash consideration payable to the sellers based on achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2021, 2022 and 2023. The fair value of contingent consideration obligation is estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The Company includes the fair value of this contingent obligation in current and non-current contingent consideration in the accompanying consolidated balance sheets.
At each reporting period, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value within the change in fair value of contingent consideration in the accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
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
Warranty Costs – The Company generally provides its customers with a three-year limited warranty on residential model pellet grills and a one-year warranty on accessories for defects in material and workmanship under normal use and maintenance. Warranty liabilities are recorded on the basis of grills and accessories sold and reflect management’s estimate of warranty-related costs expected to be incurred during the respective unexpired warranty periods. Management’s estimates of warranty costs are based on historical as well as current product replacement and related delivery costs incurred and warranty policies. Warranty claims expense is included in cost of revenue on the accompanying consolidated statements of operations and comprehensive loss.
On December 14, 2023, the Company announced a voluntary recall of its Flatrock flat top grill. Consequently, the impact on operating results was $0.3 million and $2.6 million for years ended December 31, 2024 and 2023, respectively. These costs were primarily due to product returns, recall charges, inventory-write offs, and expenses related to logistics, rework, and legal fees.
Sales and Marketing – Sales and marketing expenses consist primarily of the advertising and marketing of the Company's products and personnel-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs are included in sales and marketing expenses within total operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
Advertising Costs – The Company incurs non-direct response advertising costs which are expensed as incurred. Advertising expense was $20.1 million, $39.8 million, and $48.4 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included within sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
General and Administrative – General and administrative expense consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation and facilities for executive, finance, accounting, legal, human resources, and information technology functions. General and administrative expense also includes fees for professional services principally comprised of legal, audit, tax and accounting services, and insurance. These costs are included in general and administrative expenses within total operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation expense, as well as professional services, prototype materials, and software platform costs. Research and development expense was $15.2 million, $11.5 million, and $10.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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
The preparation of consolidated financial statements in conformity with ASC 740, Income Taxes, requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no uncertain tax positions that would require adjustment to the consolidated financial statements to comply with the provisions of the guidance. The Company has elected to record any interest and penalties related to uncertain tax positions within interest expense on the accompanying consolidated statements of operations and comprehensive loss. No interest and penalties related to uncertain tax positions were recorded for either the year-ended December 31, 2024, 2023, or 2022, respectively.
The Company has recorded research and development tax credits that are available for developing new or improved or innovative products, processes, software, or inventions.
Stock-Based Compensation – The Company awards stock-based compensation to employees and directors under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), which is described in Note 15 – Stock-Based Compensation.
The Company recognized compensation expense for time-based restricted stock units (“RSUs”) on a straight-line basis over the vesting schedule. For the performance-based restricted shares and units, the compensation expense is recognized on an accelerated basis over the tranche’s requisite service period. The compensation expense related to the performance-based awards could increase or decrease depending on the estimated probability of achieving the Adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
Comprehensive Loss – The Company's comprehensive loss is determined based on net loss adjusted for gains and losses on foreign currency translation adjustments and the interest rate swap, as well as amortized gains and losses associated with the dedesignated interest rate swap.
Foreign Currency – The Company has foreign subsidiaries for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local currencies. The functional currency of these foreign subsidiaries that either operate or support these operations are generally the same as the Company's functional currency. Results of operations for the Company’s consolidated foreign subsidiaries are remeasured from the local currency to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities are remeasured at the exchange rate in effect at the reporting date. Non-monetary assets and liabilities and equity accounts of consolidated foreign subsidiaries are carried at historical values. Resulting gains or losses from remeasuring foreign currency financial statements are recorded within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. The Company recorded a net foreign exchange loss of $1.0 million, $0.1 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Retirement Plan – The Company maintains a defined contribution retirement plan (“401(k) plan”) for all full-time employees in the United States. This 401(k) plan allows employees to contribute a portion of their eligible compensation up to the certain maximum dollar limits set by the Internal Revenue Service. The Company made matching contributions to the 401(k) plan of $2.1 million, $2.0 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The expenses are recorded consistent with the payroll expense associated to each individual employee to whom the matching contributions pertains.

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
New Accounting Pronouncements Recently Adopted
In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Topic 280 on an interim and annual basis. Effective January 1, 2024, the Company adopted ASU 2023-07 using a retrospective transition method. For further information, refer to Note 19 – Segment Information.
New Accounting Pronouncements Issued but Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the fiscal periods indicated (in thousands):

	Year-ended December 31,
Revenue by product category	2024	2023	2022
Grills	$324,702	$299,346	$355,441
Consumables	119,299	114,901	131,342
Accessories	160,071	191,635	169,118
Total revenue	$604,072	$605,882	$655,901

	Year-ended December 31,
Revenue by geography	2024	2023	2022
North America	$542,381	$536,496	$598,839
Rest of world	61,691	69,386	57,062
Total revenue	$604,072	$605,882	$655,901

	Year-ended December 31,
Revenue by sales channel	2024	2023	2022
Retail	$482,812	$451,759	$502,884
Direct to consumer	121,260	154,123	153,017
Total revenue	$604,072	$605,882	$655,901
4 – LEASES
The Company has various lease agreements related to office space, warehouses, vehicles, and office equipment. The leases expire at various dates through 2037, which are primarily accounted for as operating leases.

In November 2020, the Company entered into a lease agreement to rent an office building that will be used as the Company's new corporate headquarters, consisting of approximately 94,000 square feet of space that expires in 2037. Initially, under ASC 840, the Company was considered the owner of the asset and land during construction and upon commencement of construction activities, the Company recorded a construction in progress asset and a corresponding financing liability. However, on January 1, 2022, the Company adopted ASC 842 and determined it did not control the use of the asset under construction and therefore derecognized the build-to-suit asset and related liabilities.
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
The following table presents the components of lease costs (in thousands):

	Year-ended December 31,
	2024	2023	2022
Operating lease costs	$7,476	$6,293	$6,476
Variable lease costs	1,379	1,311	1,561
The following table presents lease terms and discount rates:

	Year-ended December 31,
	2024	2023	2022
Weighted average remaining lease term	10.14	10.67	4.54
Weighted average discount rate	8.04%	7.83%	4.28%
At December 31, 2024, future lease payments (receipts) under operating leases were as follows (in thousands):

	Operating Lease Liabilities	Operating Sublease
2025	$5,994	$(2,029)
2026	4,937	(1,035)
2027	3,760	—
2028	3,417	—
2029	3,496	—
Thereafter	24,821	—
Total lease payments (receipts)	46,426	(3,064)
Less: Effect of discounting to net present value	(15,990)
Present value of lease liabilities	$30,436
The following table presents supplemental cash flow information (in thousands):

	Year-ended December 31,
	2024	2023	2022
Cash payments used in operating cash flows from lease arrangements	$5,806	$6,112	$6,313
Right-of-use assets obtained in exchange for new operating lease liabilities	$376	$40,589	$21,525
Derecognition of right-of-use assets due to reassessment of lease term	$(276)	$(33)	$(596)
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivables, net consists of the following (in thousands):

	December 31,
	2024	2023
Trade accounts receivable	$104,138	$77,299
Allowance for expected credit losses	(449)	(549)
Sales reserves, discounts and allowances	(18,358)	(16,812)
Total accounts receivable, net	$85,331	$59,938
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$4,975	$6,645
Work in process	6,526	9,798
Finished goods	95,866	79,732
Inventories	$107,367	$96,175
Included within inventories are adjustments of $1.0 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrual for inventories in-transit	$13,013	$9,927
Warranty accrual	6,239	7,240
Accrued compensation and bonus	8,483	6,935
Accrual for legal matter	15,000	—
Other	39,408	28,839
Accrued expenses	$82,143	$52,941
The changes in the Company’s warranty accrual, included within accrued expenses in the accompanying consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	December 31,
	2024	2023	2022
Warranty accrual, beginning of period	$7,240	$7,368	$8,326
Warranty claims	(4,694)	(6,262)	(7,601)
Warranty costs accrued	3,693	6,134	6,643
Warranty accrual, end of period	$6,239	$7,240	$7,368
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

As a cash flow hedge, the interest rate swap is revalued at current market rates, with the changes in valuation being recorded within other comprehensive income (loss) in the accompanying consolidated statements of operations and comprehensive loss, to the extent that the hedge is effective. The gains or losses on the interest rate swaps are recorded within accumulated other comprehensive income in the accompanying consolidated balance sheets and are reclassified into interest expense in the periods in which the interest rate swap affects earnings. The cash flows related to interest settlements and changes in valuation are classified consistent with the treatment of the hedged monthly interest payments generally as operating activities on the accompanying consolidated statement of cash flows.
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation, the total amount recorded within accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of December 31, 2024 the Company had $4.3 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
The net asset balance is recorded within prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	December 31,
	2024	2023
Gross asset fair value	$9,223	$16,248
Gross liability fair value	—	—
Net asset fair value	$9,223	$16,248
Foreign Currency Contracts
The Company is exposed to foreign currency exchange rate risk related to its purchases and international operations. The Company utilizes foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign-denominated assets and liabilities. The volume of the Company’s foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and the Company’s election as to whether to hedge the transactions. There are no derivative instruments entered into for speculative purposes.
The Company had outstanding foreign currency contracts as of December 31, 2024 and 2023. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets on the accompanying consolidated balance sheets, and for periods where the net position is a liability balance, the balance is recorded within other non-current liabilities on the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	December 31,
	2024	2023
Gross asset fair value	$—	$76
Gross liability fair value	2,871	—
Net fair value	$2,871	$76
Gains (losses) from foreign currency contracts were recorded within other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss as follows for the fiscal periods indicated (in thousands):

	December 31,
	2024	2023	2022
Realized loss	$(1,020)	$(3,080)	$(1,527)
Unrealized gain (loss)	(2,947)	1,033	(2,396)
Total loss	$(3,967)	$(2,047)	$(3,923)
9 – FAIR VALUE MEASUREMENTS
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2024	2023
Assets:
Derivative assets—foreign currency contracts (1)	2	$—	$76
Derivative assets—interest rate swap contract (2)	2	9,223	16,248
Total assets		$9,223	$16,324

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$2,871	$—
Contingent consideration—earn out (4)	3	—	15,000
Total liabilities		$2,871	$15,000
(1)Included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
(2)Included within prepaid expenses and other current assets and other non-current assets in the accompanying consolidated balance sheets.
(3)Included within other current liabilities in the accompanying consolidated balance sheets.
(4)Included within current contingent consideration in the accompanying consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2, and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. For the years ended December 31, 2024 and 2023, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
The fair value of the Company’s derivative assets and liabilities through its foreign currency contracts is based upon observable market-based inputs that reflect the present values of the differences between estimated future foreign currency rates versus fixed future settlement prices per the contracts and therefore are classified within Level 2. The fair value of the Company's interest rate swap contract held with a financial institution is classified as a Level 2 financial instrument, which is valued using observable underlying interest rates and market-determined risk premiums at the reporting date.
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
At each reporting date, the Company revalues the contingent consideration obligation to its fair value and records increases and decreases in fair value within the change in fair value of contingent consideration in the accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation results from changes in discount periods and rates, and changes in probability assumptions with respect to the likelihood of achieving the performance targets.

The following table presents the fair value of contingent consideration (in thousands):

	Year-ended December 31,
	2024	2023	2022
Contingent consideration, beginning of period	$15,000	$22,747	$25,300
Payments of contingent consideration	(15,000)	(12,445)	(12,555)
Change in fair value of contingent consideration	—	4,698	10,002
Contingent consideration, end of period	$—	$15,000	$22,747
The following table reconciles the changes in fair value of contingent consideration and payments of contingent consideration to the accompanying consolidated statement of cash flows and consolidated statements of operations and comprehensive loss (in thousands):

	Year-ended December 31,
	2024	2023	2022
Total payment of contingent consideration	$15,000	$12,445	$12,555
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)	(3,280)
Acquisition date fair value of contingent consideration (2)	$—	$12,225	$9,275

Change in fair value of contingent consideration (3)	$—	$4,698	$10,002
Less: amounts paid in excess of the acquisition date fair value of the contingent consideration (1)	(15,000)	(220)	(3,280)
Net change in contingent consideration (4)	$(15,000)	$4,478	$6,722
(1)Included within the change in contingent consideration as an operating activity in the accompanying consolidated statement of cash flows.
(2)Agrees to the payments of acquisition related contingent consideration as a financing activity in the accompanying consolidated statement of cash flows.
(3)Agrees to the change in fair value of contingent consideration in the accompanying consolidated statement of operations and comprehensive loss.
(4)Agrees to the change in contingent consideration as an operating activity in the accompanying consolidated statement of cash flows.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of December 31, 2024		As of December 31, 2023
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,575	$395,421	$403,825	$357,498
Total liabilities	$403,575	$395,421	$403,825	$357,498
(1)Included within the current portion of notes payable and notes payable, net of current portion in the accompanying consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.

10 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land and buildings	$2,062	$1,972
Machinery and equipment	28,563	25,292
Leasehold improvements	12,396	11,783
Office equipment and fixtures	21,921	20,580
Vehicles	2,832	2,954
Computer software and hardware	27,183	23,358
Property, plant, and equipment, gross	94,957	85,938
Plus: construction in progress	5,877	8,026
Less: accumulated depreciation	(63,885)	(51,374)
Property, plant, and equipment, net	$36,949	$42,591
Depreciation expense related to property, plant, and equipment recorded within cost of revenue was $7.2 million, $7.1 million, and $6.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense related to property, plant, and equipment recorded within general and administrative expense was $6.6 million, $7.9 million, and $7.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
11 – GOODWILL AND INTANGIBLES
Goodwill was $74.7 million as of December 31, 2024 and 2023. The amount of goodwill is primarily attributable to the allocations of the purchase price from the acquisition of Traeger Pellet Grills Holdings LLC on September 25, 2017 (the “Transaction”) and the acquisition of Apption Labs on July 1, 2021.
During the second and third quarters of fiscal year 2022, the Company experienced a sustained decrease in its publicly quoted share price, market capitalization, and lower than expected operating results. As such, the Company conducted an impairment analysis of its goodwill and long-lived assets and concluded there were no events or changes in circumstances which indicated that the carrying value of its long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment. As a result of the interim quantitative impairment assessments, the goodwill carrying value of the single reporting unit exceeded its fair value, and the Company recorded $222.3 million of non-cash goodwill impairment charge during the fiscal year ended December 31, 2022.
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exist. For the annual impairment tests conducted in the fourth quarters of 2024 and 2023, the Company performed qualitative assessments of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value, therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment tests.
The Company's intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(162,070)	$216,324
Trademark	24	281,700	(82,931)	198,769
Technology	5	36,300	(26,610)	9,690
Distributor relationships	8	2,400	(1,050)	1,350
Favorable lease position	8	51	(48)	3
Other intangible assets	10	3,250	(850)	2,400
Total		$702,094	$(273,558)	$428,536

	December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(139,463)	$238,930
Trademark	24	281,700	(70,601)	211,099
Technology	5	36,300	(19,731)	16,569
Distributor relationships	8	2,400	(750)	1,650
Favorable lease position	8	51	(42)	9
Other intangible assets	11	2,920	(632)	2,288
Total		$701,764	$(231,219)	$470,546
The preponderance of the customer relationships and trademark were pushed down from the purchase accounting in the Transaction (as defined above) in 2017.
Estimated annual amortization expense for the next five years and thereafter for the years ending December 31, (in thousands):

2025	$41,925
2026	38,676
2027	35,426
2028	35,401
2029	34,603
Thereafter	241,631
Total	$427,662
Amortization expense related to intangible assets recorded within cost of revenue was $7.2 million for the years ended December 31, 2024, 2023, and 2022. Amortization expense related to intangible assets recorded within amortization of intangible assets was $35.3 million, $35.6 million, and $35.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
12 – NOTES PAYABLE
Notes payable refers to the corporate level debt facilities. The Company’s corporate debt is incurred and guaranteed by certain of its operating subsidiaries, but it is not guaranteed by the Company or any parent entities above the borrower and guarantors in the ownership structure.
The Company’s corporate level consolidated outstanding debt is as follows (dollars in thousands):

	December 31,		Interest rate as of December 31, 2024
	2024	2023
First lien credit agreement:
First lien term loan facility, matures June 2028	$403,575	$403,825	7.9%
Revolving credit facility, matures June 2026	—	—	n/a
Total notes payable	403,575	403,825
Less: unamortized deferred financing costs	(4,880)	(6,275)
Less: current maturities	(250)	(250)
Notes payable, net of current portion	$398,445	$397,300
On June 29, 2021 the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for (i) a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), which includes a $50.0 million delayed draw term loan and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
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
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC, and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages, and the equity interest of each of these respective entities. Upon event of default, the assets of Traeger SPE LLC, substantially consisting of the Company's accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments, and engage in certain affiliate transactions. In addition, when the Company exceeds the Covenant Trigger Amount (as defined in the First Lien Credit Agreement), the Company is subject to a financial covenant and is required to maintain a Maximum First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. The Company was in compliance with the covenants under the Credit Facilities as of December 31, 2024.
Future maturities of the notes payable are as follows as of December 31, (in thousands):

2025	$250
2026	250
2027	250
2028	402,825
2029	—
Thereafter	—
Total	$403,575
13 – RECEIVABLES FINANCING AGREEMENT
On November 2, 2020, the Company entered into a receivables financing agreement (the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, the Company participates in a trade receivables securitization program administered on its behalf by MUFG Bank Ltd. (“MUFG”). Through this arrangement, the Company has secured short-term capital requirements financing using outstanding accounts receivable balances as collateral, which have been contributed by the Company to a wholly owned subsidiary, Traeger SPE LLC. As a special purpose entity (the “SPE”), Traeger SPE LLC has been structured so that its assets (substantively the accounts receivable contributed by the Company to the SPE) are outside the reach of other creditors, including the lenders under the Company's New First Lien Credit Agreement. While the Company provides services to the SPE through continuing involvement in the aspects of collection and cash application of the receivables, the receivables are owned by the SPE once contributed to it by the Company. The Company is the primary beneficiary and holds all equity interests of the SPE, thus the Company consolidates the SPE without any significant judgments.

On June 29, 2021, the Company entered into Amendment No. 1 to the Receivables Financing Agreement (the “Amended Receivables Financing Agreement”) and increased the net borrowing capacity from the prior range of $30.0 million to $45.0 million up to $100.0 million. Absent any cash advances that exceed the SPE’s available cash, the SPE collects proceeds from the receivables and transfers available cash to the Company on a regular basis. The Company is required to pay an upfront fee for the facility, along with interest on outstanding cash advances of approximately 1.7%, and an unused capacity charge that ranges from 0.25% to 0.50%. The facility was set to terminate on June 29, 2024.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2024.
As of December 31, 2024, the Company has drawn down on its accounts receivable facility in the amount of $5.0 million for general corporate and working capital purposes.
14 – COMMITMENTS AND CONTINGENCIES
Unconditional purchase commitments
The Company has unconditional purchase commitments for cloud-hosting costs, distribution contracts, software licenses, and other professional fees. Future minimum payments under these unconditional purchase commitments are as follows as of December 31, (in thousands):

2025	$2,896
2026	2,732
2027	1,589
2028	99
2029	—
Thereafter	—
Total	$7,316
Legal Matters
In the normal course of business, the Company is involved in legal proceedings and other potential loss contingencies, some of which are covered by insurance. In accordance with ASC Topic 450, Contingencies (“Topic 450”), the Company establishes accruals for contingencies when it is probable that a loss will be incurred and the amount, or range of amounts, can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range. When no amount within the range is a better estimate than any other amount, the Company will accrue the minimum amount in the range. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by Topic 450.
In August 2024, the Company received an offer of compromise to reach an out-of-court settlement for a product liability matter. The Company establishes accruals when a particular contingency is probable and reasonably estimable. In early 2025, a settlement agreement was finalized in the amount of $15.0 million associated with this matter which will be satisfied through the Company's insurance policies. As of December 31, 2024, the Company accrued $15.0 million within accrued expenses and recorded a corresponding $15.0 million insurance receivable within prepaid expenses and other current assets in the consolidated balance sheets.
15 – STOCK-BASED COMPENSATION
The 2021 Plan became effective as of July 28, 2021, the day prior to the first public trading date of the Company's common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of common stock available for issuance under awards granted pursuant to the 2021 Plan was equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2025 and January 1, 2024, an additional 6,532,441 shares and 6,293,265 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan.
2023 Performance Shares
On April 13, 2023, following the mutual agreement between the Company and each named executive officer, the Company's board of directors approved the cancellation and termination of the unearned performance stock units originally granted to certain executives in connection with the initial public offering. As a result, the Company recognized $27.5 million of stock-based compensation expense during the year ended December 31, 2023 related to the cancellations.
On the same day, the Company's board of directors approved a grant to the chief executive officer (“CEO”) of an award of 1,037,728 performance-based restricted shares (the “2023 Performance Shares”). The 2023 Performance Shares were issued under the 2021 Plan and are intended to retain and incentivize the CEO to lead the Company to sustained, long-term superior financial performance. The 2023 Performance Shares were eligible to be earned upon the achievement of an Adjusted EBITDA goal during the fiscal year ending on December 31, 2023. Based on the achievement of the Adjusted EBITDA goal, all of the 2023 Performance Shares became earned and vested on March 31, 2024.
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
The number of 2024 Performance Shares eligible to be earned are determined upon the achievement of the threshold, target, and maximum Adjusted EBITDA goals for the fiscal year ending on December 31, 2024. Any 2024 Performance Shares that become earned based on the achievement of the Adjusted EBITDA goals will vest on March 31, 2025.
To the extent that the Company's Adjusted EBITDA was less than the threshold Adjusted EBITDA goal during the 2024 fiscal year, then 1,037,728 of the 2024 Performance Shares would have become eligible to be earned based on the Company's achievement of a stock price goal of $18.00 per share (the “Stock Price Goal”) during the period beginning on January 1, 2025 and ending on August 2, 2031. If the Stock Price Goal were achieved, the 2024 Performance Shares that become earned as a result of the achievement of the Stock Price Goal will vest on the later of March 31, 2025 or the date on which the Stock Price Goal is achieved.
The vesting of the 2024 Performance Shares is in all cases was subject to the CEO’s continued service as the Company’s Chief Executive Officer or Executive Chairman of the board of directors.
Based on the achievement of Adjusted EBITDA, all of the 2024 Performance Shares became earned, and will vest on March 31, 2025.
2024 Performance-Based Restricted Stock Units
On April 5, 2024, the Company’s board of directors approved the granting of performance-based restricted stock units (“PSUs”) to certain executives. The number of PSUs eligible to be earned are determined upon the achievement of the threshold, target, and maximum Adjusted EBITDA goals, as applicable, for the fiscal year ending on December 31, 2024. Any PSUs that become earned based on the achievement of the Adjusted EBITDA goals will vest on March 31, 2025.

The vesting of the PSUs is in all cases subject to the applicable executive's continued employment with the Company or its affiliates.
Based on the achievement of Adjusted EBITDA, all of the PSUs became earned, and will vest on March 31, 2025.
Restricted Stock Units, Performance Shares, and Performance Stock Units
For RSUs the compensation expense is recognized on a straight-line basis over the vesting schedule. For the CEO Performance Shares and PSUs, the compensation expense is recognized on an accelerated basis over the tranche’s requisite service period. The compensation expense related to the 2024 Performance Shares and PSUs could increase or decrease depending on the estimated probability of achieving the applicable Adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
A summary of the time-based restricted stock unit activity for the year ended December 31, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	8,098,660	$4.84
Granted	4,929,353	2.58
Vested	(3,374,020)	5.99
Forfeited	(653,698)	3.98
Outstanding at December 31, 2024	9,000,295	$3.23
As of December 31, 2024, the Company had $18.8 million of unrecognized stock-based compensation expense related to unvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.85 years.
A summary of the performance-based restricted shares and performance-based restricted stock unit activity during the year ended December 31, 2024 was as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,037,728	$15.58
Granted	3,152,807	2.21
Vested	(1,037,728)	15.58
Forfeited or cancelled	—	—
Outstanding at December 31, 2024	3,152,807	$2.21
The grant date fair values of the 2024 Performance Shares and PSUs were based on the shares and units eligible to be earned under the target Adjusted EBITDA goal as of the applicable grant date.
As of December 31, 2024, the Company had $1.5 million of unrecognized stock-based compensation expense related to unvested performance-based restricted shares and performance-based restricted stock units that are expected to be recognized over a weighted-average period of 0.48 years.
During the year ended December 31, 2024, 2023, and 2022 the Company paid $2.2 million, $0, and $41 thousand, respectively, for the net settlement of income tax obligations related to employee equity awards that vested during the period.
Summary of Stock-Based Compensation
The Company's stock-based compensation was classified as follows in the accompanying consolidated statements of operations and comprehensive loss for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2024	2023	2022
Cost of revenue	$72	$74	$202
Sales and marketing	3,087	4,115	3,796
General and administrative	24,742	49,014	83,699
Total stock-based compensation	$27,901	$53,203	$87,697
16 – INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The components of loss before income taxes were as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2024	2023	2022
Domestic	$(35,546)	$(96,517)	$(380,014)
Foreign	(418)	14,100	(940)
Loss before provision (benefit) for income taxes	$(35,964)	$(82,417)	$(380,954)
Provision (benefit) for income taxes consisted of the following components for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2024	2023	2022
Current:
Federal	$6	$12	$241
State	36	95	8
Foreign	(114)	4,018	2,247
Total current tax expense	$(72)	$4,125	$2,496
Deferred expense:
Federal	$—	$(26)	$—
State	—	26	—
Foreign	(1,884)	(2,140)	(1,310)
Total deferred tax benefit	$(1,884)	$(2,140)	$(1,310)
Provision (benefit) for income taxes	$(1,956)	$1,985	$1,186

Reconciliations of the differences between the effective and statutory income tax rates are as follows for the fiscal periods indicated:

	Year-ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.8	0.3	3.2
Foreign rate differential	(0.1)	(0.5)	(0.1)
Stock-based compensation	(5.5)	(15.3)	(3.8)
Global intangible low-taxed income	(4.9)	(5.3)	(0.6)
Non-deductible items	(2.9)	(2.3)	(1.1)
Research and development credits	3.0	1.0	0.1
Change in partnership investment	3.1	15.7	(0.9)
Changes in valuation allowance	(22.5)	(25.6)	(19.5)
Changes in tax rates	0.3	0.5	—
Return to provision	7.6	3.2	—
Other	2.6	4.9	1.4
	5.5%	(2.4)%	(0.3)%
The differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022 are primarily due to the changes in valuation allowance, state taxes, and stock-based compensation.
The amounts that comprised deferred income tax assets, net are as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2024	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$34,280	$33,706	$30,785
Sec. 163(j) interest	18,719	17,032	9,948
Tax credits	2,882	2,033	1,516
Stock-based compensation	17	—	1
Property and equipment	101	76	78
Operating lease liabilities	35	78	168
Investments	71,382	66,367	55,952
Other	197	365	180
Less: valuation allowance	(127,347)	(119,231)	(98,211)
Total deferred tax assets	$266	$426	$417
Deferred tax liabilities:
Property and equipment	$(971)	$(809)	$(645)
Intangible assets	(5,636)	(7,769)	(9,971)
Operating right-of-use assets	(35)	(84)	(171)
Total deferred tax liabilities	$(6,642)	$(8,662)	$(10,787)
Net deferred tax liability	$(6,376)	$(8,236)	$(10,370)
As of December 31, 2024, the Company has net operating loss carryforwards of approximately $123.8 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $111.3 million of these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The federal net operating losses will begin to expire in 2037 if not utilized. The Company is not aware of any restrictions or limitations on use of the net operating losses under Internal Revenue Code Section 382. The Company has net operating loss carryforwards of approximately $110.8 million for state income tax purposes, which will be available to offset future taxable income. The state net operating losses will begin to expire in 2024 if not utilized. Due to cumulative losses, the

Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2024, 2023, and 2022, respectively.
The Company also has federal research and development tax credit carryforwards of $3.9 million and state research and development tax credit carryforwards of $0.9 million, which begin to expire in 2038 and 2032, respectively, if not utilized.
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
The following summarizes activity related to unrecognized tax benefits for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2024	2023	2022
Unrecognized benefit—beginning of the year	$1,419	$1,056	$908
Gross increases—current period positions	262	184	196
Gross increases—prior period positions	53	179	—
Gross decreases—prior period positions	—	—	(48)
Unrecognized benefit—end of the year	$1,734	$1,419	$1,056
The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months. At December 31, 2024, the Company had $1.7 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards, none of which would impact the effective tax rate if recognized.
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of interest expense from continuing operations in the accompanying consolidated statements of operations and comprehensive loss. No interest or penalties have been recorded through the year ended December 31, 2024.
The Company files tax returns in the United States and in various foreign and state jurisdictions. The Company is not currently under examination by any taxing jurisdiction as of December 31, 2024. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2020.
17 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $5.3 million, $5.8 million, and $6.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amounts payable to the third party at December 31, 2024 and 2023 was $0.8 million and $1.0 million, respectively.
18 – EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units and performance shares are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Year-ended December 31,
	2024	2023	2022
Net loss	$(34,008)	$(84,402)	$(382,140)

Weighted-average common shares outstanding—basic	127,443,657	123,726,252	119,698,776
Effect of dilutive securities:
Restricted stock units and performance shares	—	—	—
Weighted-average common shares outstanding—diluted	127,443,657	123,726,252	119,698,776

Loss per share
Basic and diluted	$(0.27)	$(0.68)	$(3.19)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Year-ended December 31,
	2024	2023	2022
Restricted stock units and performance shares	12,153,102	8,098,660	10,638,077
19 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company's chief operating decision maker (“CODM”), the CEO, regularly reviews financial information presented on a consolidated basis and does not evaluate the Company's operating segment using asset or liability information. Instead, the CODM uses consolidated revenue, gross margin, demand creation costs, and net loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Year-ended December 31,
	2024	2023	2022
Revenue	$604,072	$605,882	$655,901
Cost of revenue	348,603	382,325	427,129
Gross profit	255,469	223,557	228,772

Demand creation (1)	43,233	44,120	53,211
Other operating expenses (2)	215,180	234,884	521,503
Other segment items (3)	31,064	28,955	36,198
Net loss	$(34,008)	$(84,402)	$(382,140)
(1)Represents expenses directly associated with building brand awareness and driving consumer demand for the Company’s products, which primarily include advertising, promotional campaigns, sponsorships, digital and social media initiatives, and other marketing activities designed to enhance consumer engagement, expand market reach, and strengthen the brand's market presence. Demand creation costs are recorded within sales and marketing in the accompanying consolidated statement of operations and comprehensive loss.
(2)Represents all other remaining operating expenses as presented in the accompanying consolidated statement of operations and comprehensive loss. These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, depreciation expense.
(3)Represents consolidated interest expense, other income (expense), net, and provision (benefit) for income taxes as presented in the accompanying consolidated statement of operations and comprehensive loss.