Form 10-Q
period 2025-03-31
Traeger, Inc.
filed 2025-05-02
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of April 28, 2025, there were 135,690,256 shares of the registrant's common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, United States trade policies that restrict imports or increase import tariffs, including the impact of recently implemented and proposed tariffs, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, issues in relation to environmental, social and governance (“ESG”) matters, both in relation to our own operations and the operations of our supply chain partners, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 7, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,034	$14,981
Accounts receivable, net	94,958	85,331
Inventories	127,236	107,367
Prepaid expenses and other current assets	18,349	35,444
Total current assets	252,577	243,123
Property, plant, and equipment, net	35,616	36,949
Operating lease right-of-use assets	43,093	44,370
Goodwill	74,725	74,725
Intangible assets, net	418,129	428,536
Other non-current assets	1,460	2,974
Total assets	$825,600	$830,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,073	$27,701
Accrued expenses	64,989	82,143
Line of credit	25,000	5,000
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,793	3,790
Other current liabilities	1,414	3,357
Total current liabilities	114,519	122,241
Notes payable, net of current portion	398,732	398,445
Operating lease liabilities, net of current portion	25,737	26,646
Deferred tax liability	6,373	6,376
Other non-current liabilities	689	539
Total liabilities	546,050	554,247
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 130,836,058 and 130,648,819 as of March 31, 2025 and December 31, 2024	13	13
Additional paid-in capital	966,142	960,966
Accumulated deficit	(689,663)	(688,885)
Accumulated other comprehensive income	3,058	4,336
Total stockholders’ equity	279,550	276,430
Total liabilities and stockholders’ equity	$825,600	$830,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$143,283	$144,914
Cost of revenue	83,824	82,351
Gross profit	59,459	62,563
Operating expenses:
Sales and marketing	22,210	21,679
General and administrative	25,019	32,138
Amortization of intangible assets	8,818	8,819
Total operating expense	56,047	62,636
Income (loss) from operations	3,412	(73)
Other income (expense):
Interest expense	(7,893)	(8,096)
Other income, net	2,103	3,676
Total other expense	(5,790)	(4,420)
Loss before provision for income taxes	(2,378)	(4,493)
Provision (benefit) for income taxes	(1,600)	190
Net loss	$(778)	$(4,683)
Net loss per share, basic and diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding, basic and diluted	129,295,421	125,196,934
Other comprehensive income (loss):
Foreign currency translation adjustments	$(272)	$87
Amortization of dedesignated cash flow hedge	(1,006)	(2,225)
Total other comprehensive loss	(1,278)	(2,138)
Comprehensive loss	$(2,056)	$(6,821)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	130,648,819	$13	$960,966	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	187,239	—	—	—	—	—
Stock-based compensation	—	—	5,176	—	—	5,176
Net loss	—	—	—	(778)	—	(778)
Foreign currency translation adjustments	—	—	—	—	(272)	(272)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,006)	(1,006)
Balance at March 31, 2025	130,836,058	$13	$966,142	$(689,663)	$3,058	$279,550

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	2,081,695	—	—	—	—	—
Stock-based compensation	—	—	10,098	—	—	10,098
Net loss	—	—	—	(4,683)	—	(4,683)
Foreign currency translation adjustments	—	—	—	—	87	87
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,225)	(2,225)
Balance at March 31, 2024	127,946,998	$13	$945,370	$(659,560)	$8,802	$294,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(778)	$(4,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	3,749	3,619
Amortization of intangible assets	10,492	10,629
Amortization of deferred financing costs	477	504
Loss on disposal of property, plant and equipment	14	407
Stock-based compensation expense	5,176	10,098
Unrealized loss (gain) on derivative contracts	332	(1,124)
Amortization of dedesignated cash flow hedge	(1,006)	(2,225)
Other non-cash adjustments	398	557
Change in operating assets and liabilities:
Accounts receivable	(9,627)	(19,110)
Inventories	(19,869)	(3,727)
Prepaid expenses and other current assets	15,917	3,071
Other non-current assets	207	37
Accounts payable and accrued expenses	(26,319)	(10,651)
Net cash used in operating activities	(20,837)	(12,598)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,826)	(5,683)
Capitalization of patent costs	(85)	(152)
Proceeds from sale of property, plant, and equipment	9	83
Net cash used in investing activities	(1,902)	(5,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	25,000	21,000
Repayments on line of credit	(5,000)	(8,765)
Repayments of long-term debt	(63)	(63)
Principal payments on finance lease obligations	(145)	(123)
Net cash provided by financing activities	19,792	12,049
Net decrease in cash and cash equivalents	(2,947)	(6,301)
Cash and cash equivalents at beginning of period	14,981	29,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,034	$23,620
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,367	$9,659
Income taxes paid (received), net of refunds	$764	$(516)
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$347	$12
Property, plant, and equipment included in accounts payable and accrued expenses	$944	$523
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
The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2025, as compared with those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets including goodwill and reserves for warranty. Actual results could differ from these estimates.

Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, foreign currency contracts, and business activity with certain third-party contract manufacturers of the Company's products. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers (each large U.S. retailers) that accounted for a significant portion of net sales are as follows:

	Three Months Ended March 31,
	2025	2024
Customer A	33%	23%
Customer B	12%	19%
Customer C	11%	9%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company's trade accounts receivables. As of March 31, 2025, there were four larger customers A, B, C, and D accounted for 39%, 16%, 9%, and 7% of the Company's trade accounts receivables as compared to 31%, 28%, 4%, and 13% as of December 31, 2024. A business failure on the part of any one the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of March 31, 2025 and December 31, 2024. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three months ended March 31, 2025 and 2024, respectively.
The Company’s international sales to dealers and distributors located in the European Union, the United Kingdom, and Canada are denominated in Euros, British Pounds, and Canadian Dollars, respectively.
The Company relies on a limited number of suppliers for its contract manufacturing of grills and accessories. A significant disruption in the operations of certain of these manufacturers, or in the transportation of parts and accessories would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations. For more information on risks to the Company's business related to the Company's limited number of suppliers and the impact of tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in the Company's Annual Report on Form 10-K.
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

New Accounting Pronouncements Recently Adopted – In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Topic 280 on an interim and annual basis. Effective January 1, 2024, the Company adopted ASU 2023-07 using a retrospective transition method. For further information, refer to Note 15 – Segment Information.
New Accounting Pronouncements Issued but Not Yet Adopted – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
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
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue by product category	2025	2024
Grills	$86,685	$76,819
Consumables	30,288	32,259
Accessories	26,310	35,836
Total revenue	$143,283	$144,914

	Three Months Ended March 31,
Revenue by geography	2025	2024
North America	$133,309	$126,267
Rest of world	9,974	18,647
Total revenue	$143,283	$144,914

	Three Months Ended March 31,
Revenue by sales channel	2025	2024
Retail	$127,602	$125,074
Direct to consumer	15,681	19,840
Total revenue	$143,283	$144,914
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivable	$117,319	$104,138
Allowance for expected credit losses	(395)	(449)
Sales reserves, discounts and allowances	(21,966)	(18,358)
Total accounts receivable, net	$94,958	$85,331

5 – INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$4,584	$4,975
Work in process	4,171	6,526
Finished goods	118,481	95,866
Inventories	$127,236	$107,367
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrual for inventories in-transit	$13,558	$13,013
Warranty accrual	6,306	6,239
Accrued compensation and bonus	10,074	8,483
Accrual for legal matter	—	15,000
Other	35,051	39,408
Accrued expenses	$64,989	$82,143
The changes in the Company’s warranty accrual, included within accrued expenses in the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty accrual, beginning of period	$6,239	$7,240
Warranty claims	(845)	(1,073)
Warranty costs accrued	912	902
Warranty accrual, end of period	$6,306	$7,069
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility. As a result, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded within accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of March 31, 2025 the Company had $3.3 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
The net asset balance is recorded within prepaid expenses and other current assets in the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	March 31, 2025	December 31, 2024
Gross asset fair value	$6,896	$9,223
Gross liability fair value	—	—
Net asset fair value	$6,896	$9,223
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
The Company had outstanding foreign currency contracts as of March 31, 2025 and December 31, 2024. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2025	December 31, 2024
Gross asset fair value	$—	$—
Gross liability fair value	876	2,871
Net fair value	$876	$2,871
Gains (losses) from foreign currency contracts were recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Realized loss	$(1,553)	$(161)
Unrealized gain (loss)	1,994	(580)
Total gain (loss)	$441	$(741)
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of March 31, 2025	As of December 31, 2024
Assets:
Derivative assets—interest rate swap contract (1)	2	$6,896	$9,223
Total assets		$6,896	$9,223

Liabilities:
Derivative liability—foreign currency contracts (2)	2	$876	$2,871
Total liabilities		$876	$2,871
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
(2)Included within other current liabilities in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2025 and December 31, 2024, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following financial instruments are recorded at their carrying amount (in thousands):

	As of March 31, 2025		As of December 31, 2024
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,513	$367,197	$403,575	$395,421
Total liabilities	$403,513	$367,197	$403,575	$395,421
(1)Included within the current portion of notes payable and notes payable, net of current portion in the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
9 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for (i) a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), which includes a $50.0 million delayed draw term loan, and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of March 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.5 million.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on the Company's most recently determined

First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on the Company's most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2025, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, when the Company exceeds the Covenant Trigger Amount (as defined in the First Lien Credit Agreement), the Company is subject to a financial covenant and is required to maintain a Maximum First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2025, the Company was in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, the Company entered into a receivables financing agreement (as amended, the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, the Company participates in a trade receivables securitization program, administered on its behalf by MUFG Bank Ltd., using outstanding accounts receivable balances as collateral, which have been contributed by the Company to its wholly owned subsidiary and special purpose entity, Traeger SPE LLC (the “SPE”). While the Company provides operational services to the SPE, the receivables are owned by the SPE once contributed to it by the Company. The Company is the primary beneficiary and holds all equity interests of the SPE, thus the Company consolidates the SPE without any significant judgments.
The maximum borrowing capacity under the Receivables Financing Agreement is between $30.0 million and $75.0 million. The Receivables Financing Agreement allows for seasonal adjustments to the maximum borrowing capacity and further adjustments can be made up to two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). The Company is required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The Receivables Financing Agreement also includes a liquidity threshold of $42.5 million and if the Company's liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of the borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company was required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2025.
As of March 31, 2025, the Company had drawn down $25.0 million under this facility for general corporate and working capital purposes.
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

In August 2024, the Company received an offer of compromise to reach an out-of-court settlement for a product liability matter. The Company establishes accruals when a particular contingency is probable and reasonably estimable. In February 2025, a settlement agreement was finalized and the matter was settled through the Company's insurance policies in the amount of $15.0 million.
11 – STOCK-BASED COMPENSATION
On July 28, 2021, the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”) became effective. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries.
The Company grants time-based restricted stock units (“RSUs”) to employees which generally vest over a three-year vesting period, with one-third of the RSUs vesting on the first, second and third anniversaries of the grant date subject to continued employment with the Company and its affiliates. The Company also granted in 2024 performance-based restricted shares (“Performance Shares”) and performance-based restricted stock units (“PSUs”) generally cliff vest based on the achievement of certain annual adjusted EBITDA goals over an annual performance period subject to continued employment. To the extent adjusted EBITDA goals had not been achieved within the annual performance period, the Performance Shares would cliff vest based on the achievement of a stock price goal over a remaining ten-year period.
For RSUs, the compensation expense is recognized on a straight-line basis over the vesting schedule. For the Performance Shares and PSUs, the compensation expense is recognized on an accelerated basis over the tranche’s requisite service period. The compensation expense related to the Performance Shares and PSUs could increase or decrease depending on the estimated probability of achieving the applicable adjusted EBITDA goals over the requisite service period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of performance-based awards for which the requisite service period has been satisfied.
A summary of the RSU activity during the three months ended March 31, 2025 was as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	9,000,295	$3.23
Modified (1)	(447,239)	3.67
Granted	485,089	2.18
Vested	(187,239)	4.25
Forfeited	(527,765)	3.01
Outstanding at March 31, 2025	8,323,141	$3.14
(1)On March 6, 2025, as part of the Separation Agreement between the Company and Dominic Blosil, the Company's Chief Financial Officer, the board of directors approved to modify Mr. Blosil's then-outstanding and unvested RSUs, such that the RSUs will continue to vest pursuant to their terms, with any then-remaining unvested RSUs vesting in full on December 31, 2025, subject to Mr. Blosil continuing to provide advisory services to the Company. The impact of the modification was negligible during the three months ended March 31, 2025.
As of March 31, 2025, the Company had $13.8 million of unrecognized stock-based compensation expense related to unvested RSUs that is expected to be recognized over a weighted-average period of 1.7 years.
A summary of the Performance Share and PSU activity during the three months ended March 31, 2025 was as follows:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	3,152,807	$2.21
Modified (1)	(492,908)	2.17
Granted	492,908	2.16
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	3,152,807	$2.21

(1)In March 2025 the board of directors, acting upon the unanimous recommendation of its compensation committee, approved a modification to the then outstanding Performance Shares and PSUs to provide for certain adjustments to the applicable adjusted EBITDA goals. As a result of the modification, the Company recorded $1.1 million of incremental expense during the three months ended March 31, 2025.
As of March 31, 2025, the Company had no unrecognized stock-based compensation expense related to unvested Performance Shares and $0.1 million of unrecognized stock-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted-average period of 2.08 years.
Summary of Stock-Based Compensation
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$12	$19
Sales and marketing	292	650
General and administrative	4,872	9,429
Total stock-based compensation	$5,176	$10,098
12 – INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company recorded an income tax benefit of $1.6 million and income tax provision of $0.2 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of March 31, 2025, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $1.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Amounts payable to the third party as of March 31, 2025 and December 31, 2024 was $0.7 million and $0.8 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(778)	$(4,683)

Weighted-average common shares outstanding—basic	129,295,421	125,196,934
Effect of dilutive securities:
Restricted stock units, performance stock units and performance shares	—	—
Weighted-average common shares outstanding—diluted	129,295,421	125,196,934

Loss per share
Basic and diluted	$(0.01)	$(0.04)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended March 31,
	2025	2024
Restricted stock units, performance stock units and performance shares	11,475,948	10,006,376
15 – SEGMENT INFORMATION
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
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$143,283	$144,914
Cost of revenue	83,824	82,351
Gross profit	59,459	62,563

Demand creation (1)	5,761	6,442
Other operating expenses (2)	50,286	56,194
Other segment items (3)	4,190	4,610
Net loss	$(778)	$(4,683)
(1)Represents expenses directly associated with building brand awareness and driving consumer demand for the Company’s products, which primarily include advertising, promotional campaigns, sponsorships, digital and social media initiatives, and other marketing activities designed to enhance consumer engagement, expand market reach, and strengthen the brand's market presence. Demand creation costs are recorded within sales and marketing in the accompanying condensed consolidated statement of operations and comprehensive loss.
(2)Represents all other remaining operating expenses as presented in the accompanying condensed consolidated statement of operations and comprehensive loss. These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, and depreciation expense.
(3)Represents consolidated interest expense, other income, net, and provision (benefit) for income taxes as presented in the accompanying condensed consolidated statement of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Our revenue decreased by 1.1% for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, and was $143.3 million for the three months ended March 31, 2025, down from $144.9 million for the three months ended March 31, 2024. We recorded a net loss of $0.8 million for the three months ended March 31, 2025, compared to a net loss of $4.7 million for the three months ended March 31, 2024.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions, and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth, or recession. We believe there is significant uncertainty regarding how macroeconomic conditions, including as a result of tariffs, sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see demand for our products. We have, however, seen instances of consumer sensitivity to higher price points. Therefore, we have utilized promotional activity and strategic pricing action on select grills, which has primarily attributed to unit volume growth in excess of 40%, partially offset by reduction in average selling price in excess of 20% for the three months ended March 31, 2025 as compared to the prior year period. As a result, revenue from our grills increased by $9.9 million to $86.7 million for the three months ended March 31, 2025 as compared to the prior year period.
In recent months, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. Certain tariffs went into effect in March and April, though others were paused by the Trump administration for 90 days on April 9, 2025. The implementation of tariffs has the potential to disrupt existing supply chains and impose additional costs on businesses in our industry. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products in the U.S., this could lead to decreased consumer demand for our products, which would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in our Annual Report on Form 10-K.
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
We calculate gross margin as gross profit divided by revenue. For instance, gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These favorable anticipated gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the recently imposed tariffs on foreign goods, including a 10% tariff on product imports from almost all countries and individualized higher tariffs on other countries, 25% tariff on steel and aluminum imports, and the announcement of a retaliatory tariff on certain U.S. goods by other nations could impact our gross margin. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in our Annual Report on Form 10-K.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $2.9 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively.
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

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenue	$143,283	$144,914	$(1,631)	(1.1)%
Cost of revenue	83,824	82,351	1,473	1.8%
Gross profit	59,459	62,563	(3,104)	(5.0)%
Operating expenses:
Sales and marketing	22,210	21,679	531	2.4%
General and administrative	25,019	32,138	(7,119)	(22.2)%
Amortization of intangible assets	8,818	8,819	(1)	—%
Total operating expense	56,047	62,636	(6,589)	(10.5)%
Income (loss) from operations	3,412	(73)	(3,485)	(4,774.0)%
Other income (expense):
Interest expense	(7,893)	(8,096)	(203)	(2.5)%
Other income, net	2,103	3,676	(1,573)	(42.8)%
Total other expense	(5,790)	(4,420)	1,370	31.0%
Loss before provision for income taxes	(2,378)	(4,493)	(2,115)	(47.1)%
Provision (benefit) for income taxes	(1,600)	190	(1,790)	(942.1)%
Net loss	$(778)	$(4,683)	$(3,905)	(83.4)%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$86,685	$76,819	$9,866	12.8%
Consumables	30,288	32,259	(1,971)	(6.1)%
Accessories	26,310	35,836	(9,526)	(26.6)%
Total Revenue	$143,283	$144,914	$(1,631)	(1.1)%

Revenue decreased by $1.6 million, or 1.1%, to $143.3 million for the three months ended March 31, 2025 compared to $144.9 million for the three months ended March 31, 2024. The decrease was primarily driven by lower sales from accessories and consumables, partially offset by higher grill sales.
Revenue from our grills increased by $9.9 million, or 12.8%, to $86.7 million for the three months ended March 31, 2025 compared to $76.8 million for the three months ended March 31, 2024. The increase was primarily driven by unit volume growth in excess of 40%, partially offset by reduction in average selling price in excess of 20%. Higher unit volume was driven by the launch of our new grill offerings and seasonal sales of high volume grills. The decrease in average selling price was primarily due to mix shift of lower priced grills and higher mix of direct import sales.
Revenue from our consumables decreased by $2.0 million, or 6.1%, to $30.3 million for the three months ended March 31, 2025 compared to $32.3 million for the three months ended March 31, 2024. The decrease was driven by a high-single digit reduction in wood pellet sales and a mid-single digit reduction in food consumables sales. The reduction in wood pellet sales was driven by mid-double digit lower unit volume as a result of seasonal ordering shifts, partially offset by high-single digit average selling price increase driven by strategic alignment with wholesale partners. The mid-single digit reduction in sales of food consumables was primarily due to lower volume in sauces and lower average selling price of rubs with launch of lower priced offerings.
Revenue from our accessories decreased by $9.5 million, or 26.6%, to $26.3 million for the three months ended March 31, 2025 compared to $35.8 million for the three months ended March 31, 2024. The decrease was driven primarily by lower sales of MEATER smart thermometers, partially offset by low-double digit increases in Traeger branded accessories.
Gross Profit

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$59,459	$62,563	$(3,104)	(5.0)%
Gross margin (Gross profit as a percentage of revenue)	41.5%	43.2%
Gross profit decreased by $3.1 million, or 5.0%, to $59.5 million for the three months ended March 31, 2025 compared to $62.6 million for the three months ended March 31, 2024. Gross margin decreased to 41.5% for the three months ended March 31, 2025 from 43.2% for the three months ended March 31, 2024. The decrease in gross margin was driven primarily by unfavorable product mix and increased funding for promotional activities, partially offset by favorability from lower warranty spend and supply chain management.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$22,210	$21,679	$531	2.4%
As a percentage of revenue	15.5%	15.0%
Sales and marketing expense increased by $0.5 million, or 2.4%, to $22.2 million for the three months ended March 31, 2025 compared to $21.7 million for the three months ended March 31, 2024. As a percentage of revenue, sales and marketing expense increased to 15.5% for the three months ended March 31, 2025 from 15.0% for the three months ended March 31, 2024. The increase in sales and marketing expense was driven by increases in travel, entertainment and employee related expenses, partially offset by decreased demand creation costs.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$25,019	$32,138	$(7,119)	(22.2)%
As a percentage of revenue	17.5%	22.2%
General and administrative expense decreased by $7.1 million, or 22.2%, to $25.0 million for the three months ended March 31, 2025 compared to $32.1 million for the three months ended March 31, 2024. As a percentage of revenue, general and administrative expense decreased to 17.5% for the three months ended March 31, 2025 from 22.2% for the three months ended March 31, 2024. The decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $4.6 million primarily due to the earned and vested Performance Shares in the prior year period, as well as lower legal costs, partially offset by higher employee costs.
Total Other Expense

	Three Months Ended March 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(7,893)	$(8,096)	$(203)	(2.5)%
Other income, net	2,103	3,676	(1,573)	(42.8)%
Total other expense	$(5,790)	$(4,420)	$1,370	31.0%
As a percentage of revenue	(4.0)%	(3.1)%
Total other expense increased by $1.4 million, or 31.0%, to $5.8 million for the three months ended March 31, 2025 compared to $4.4 million for the three months ended March 31, 2024. This increase was primarily due to a decrease in the net realized and unrealized gains from our interest rate swap, partially offset by net gains from our foreign currency contracts and favorable results due to changes in foreign currency rates.
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
As of March 31, 2025, we had cash and cash equivalents of $12.0 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $30.5 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of March 31, 2025, we had not drawn down on the Revolving Credit Facility and had drawn down $25.0 million on the Receivables Financing Agreement. As of March 31, 2025, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.5 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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

Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(20,837)	$(12,598)
Net cash used in investing activities	(1,902)	(5,752)
Net cash provided by financing activities	19,792	12,049
Net decrease in cash and cash equivalents	$(2,947)	$(6,301)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The increase in cash used in operating activities during the three months ended March 31, 2025 compared to cash used in operating activities during the three months ended March 31, 2024 is primarily due to an increase in net cash used for working capital, partially offset by a decrease in net loss, adjusted for non-cash items, as compared to the prior year period. The increase in cash used in working capital was primarily due to an increase in the change in our inventory balances in the current period as a result of strategic inventory management as our retailers purchase inventory in advance of warmer weather, when demand for outdoor cooking products is generally the highest across our key markets. This is partially offset by a decrease in the change of account receivable in the current period, primarily driven by a reduction in outstanding accounts receivables from MEATER smart thermometer sales and the collection of large trade receivable balances in the prior year period.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the three months ended March 31, 2025 was primarily related to the decreased purchasing of tooling equipment as compared to the prior year period.
Cash Flow from Financing Activities
The increase in cash provided by financing activities during the three months ended March 31, 2025 was primarily due to a $7.8 million increase in net borrowing on our lines of credit under the Receivables Financing Agreement as compared to the prior year period. These funds were used for general corporate and working capital purposes.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of March 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.5 million.

Loans under the Revolving Credit Facility accrue interest at a rate per annum that considers both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. The Revolving Credit Facility expires on June 29, 2026 and no principal payments are due before such date. As of March 31, 2025 we had no outstanding loan amounts under the Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC (the “SPE”), substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. In addition, when we exceed the Covenant Trigger Amount (as defined in the First Lien Credit Agreement), we are subject to a financial covenant whereby we are required to maintain a Maximum First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) not to exceed 6.20 to 1.00. As of March 31, 2025, we were in compliance with the covenants under the Credit Facilities.
Accounts Receivable Credit Facility
On November 2, 2020, we entered into a receivables financing agreement (as amended, the “Receivables Financing Agreement”). Through the Receivables Financing Agreement, we participate in a trade receivables securitization program, administered on our behalf by MUFG Bank Ltd., using outstanding accounts receivables balances as collateral, which have been contributed by us to our wholly owned subsidiary, Traeger SPE LLC. While we provide operational services to the SPE, the receivables are owned by the SPE once contributed to it by us. We are the primary beneficiary and hold all equity interests of the SPE, thus we consolidate the SPE without any significant judgments.
The maximum borrowing capacity under the Receivables Financing Agreement is between $30.0 million and $75.0 million. The Receivables Financing Agreement allows for seasonal adjustments to the maximum borrowing capacity and further adjustments can be made up to two times annually at our discretion (with consent of the lenders under the Receivables Financing Agreement). We are required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The Receivables Financing Agreement also includes a liquidity threshold of $42.5 million and if our liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of the borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we were required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2025.
As of March 31, 2025, we had drawn down $25.0 million under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2025 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.

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
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.2

10.1	Separation Agreement, by and between Dominic Blosil and Traeger Pellet Grills, LLC, dated March 11, 2025.				*

10.2	Offer of Employment Letter, by and between Joey Hord and Traeger Pellet Grills LLC dated March 7, 2025.				*

10.3	Form of 2025 Performance-Based Restricted Stock Unit Agreement.				*

10.4	Form of 2025 Restricted Stock Unit Agreement.				*

10.5	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025.				*

10.6	Restricted Stock Award Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025.				*

10.7	Letter Agreement, dated April 10, 2025, by and between the Company and Jeremy Andrus.	8-K	04/16/25	10.1

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: May 1, 2025
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 1, 2025
	By:	/s/ Dominic Blosil
	Name:	Dominic Blosil
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)