Form 10-Q
period 2025-06-30
Traeger, Inc.
filed 2025-08-07
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2025, there were 135,886,236 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our history of operating losses, our ability to manage our future growth effectively, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, United States trade policies that restrict imports or increase import tariffs, including the impact of recently implemented and proposed tariffs, the impact of product liability and warranty claims and product recalls, the highly competitive market in which we operate, the use of social media and community ambassadors, issues in relation to environmental, social and governance matters, both in relation to our own operations and the operations of our supply chain partners, a decline in sales of our grills, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with (or loss of) our suppliers or an inability to obtain raw materials, and the ability of our stockholders to influence corporate matters and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 7, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,301	$14,981
Accounts receivable, net	76,141	85,331
Inventories	115,795	107,367
Prepaid expenses and other current assets	18,068	35,444
Total current assets	220,305	243,123
Property, plant, and equipment, net	34,522	36,949
Operating lease right-of-use assets	41,857	44,370
Goodwill	74,725	74,725
Intangible assets, net	407,787	428,536
Other non-current assets	1,424	2,974
Total assets	$780,620	$830,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,573	$27,701
Accrued expenses	48,154	82,143
Line of credit	9,000	5,000
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,827	3,790
Other current liabilities	757	3,357
Total current liabilities	75,561	122,241
Notes payable, net of current portion	399,018	398,445
Operating leases liabilities, net of current portion	24,831	26,646
Deferred tax liability	6,359	6,376
Other non-current liabilities	605	539
Total liabilities	506,374	554,247
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 135,873,828 and 130,648,819 as of June 30, 2025 and December 31, 2024	14	13
Additional paid-in capital	969,038	960,966
Accumulated deficit	(697,047)	(688,885)
Accumulated other comprehensive income	2,241	4,336
Total stockholders’ equity	274,246	276,430
Total liabilities and stockholders’ equity	$780,620	$830,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$145,483	$168,471	$288,766	$313,385
Cost of revenue	88,483	96,143	172,307	178,494
Gross profit	57,000	72,328	116,459	134,891
Operating expenses:
Sales and marketing	24,779	28,224	46,989	49,903
General and administrative	26,032	30,491	51,051	62,629
Amortization of intangible assets	8,816	8,818	17,634	17,637
Restructuring costs	3,468	—	3,468	—
Total operating expense	63,095	67,533	119,142	130,169
Income (loss) from operations	(6,095)	4,795	(2,683)	4,722
Other income (expense):
Interest expense	(8,091)	(8,678)	(15,984)	(16,774)
Other income, net	6,411	1,281	8,514	4,957
Total other expense	(1,680)	(7,397)	(7,470)	(11,817)
Loss before provision (benefit) for income taxes	(7,775)	(2,602)	(10,153)	(7,095)
Provision (benefit) for income taxes	(391)	(24)	(1,991)	166
Net loss	$(7,384)	$(2,578)	$(8,162)	$(7,261)
Net loss per share, basic and diluted	$(0.06)	$(0.02)	$(0.06)	$(0.06)
Weighted average common shares outstanding, basic and diluted	133,289,523	127,138,825	131,311,862	126,175,888
Other comprehensive income (loss):
Foreign currency translation adjustments	$121	$(1)	$(151)	$86
Amortization of dedesignated cash flow hedge	(938)	(1,825)	(1,944)	(4,050)
Total other comprehensive loss	(817)	(1,826)	(2,095)	(3,964)
Comprehensive loss	$(8,201)	$(4,404)	$(10,257)	$(11,225)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2025 and 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	130,836,058	$13	$966,142	$(689,663)	$3,058	$279,550
Issuance of common stock under stock plan	5,821,529	1	—	—	—	1
Shares withheld related to net share settlement	(783,759)	—	(1,073)	—	—	(1,073)
Stock-based compensation	—	—	3,969	—	—	3,969
Net loss	—	—	—	(7,384)	—	(7,384)
Foreign currency translation adjustments	—	—	—	—	121	121
Amortization of dedesignated cash flow hedge	—	—	—	—	(938)	(938)
Balance at June 30, 2025	135,873,828	$14	$969,038	$(697,047)	$2,241	$274,246

Balance at March 31, 2024	127,946,998	$13	$945,370	$(659,560)	$8,802	$294,625
Issuance of common stock under stock plan	1,163,866	—	—	—	—	—
Stock-based compensation	—	—	7,065	—	—	7,065
Net loss	—	—	—	(2,578)	—	(2,578)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,825)	(1,825)
Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2025 and 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	130,648,819	$13	$960,966	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	6,008,768	1	—	—	—	1
Shares withheld related to net share settlement	(783,759)	—	(1,073)	—	—	(1,073)
Stock-based compensation	—	—	9,145	—	—	9,145
Net loss	—	—	—	(8,162)	—	(8,162)
Foreign currency translation adjustments	—	—	—	—	(151)	(151)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,944)	(1,944)
Balance at June 30, 2025	135,873,828	$14	$969,038	$(697,047)	$2,241	$274,246

Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	3,245,561	—	—	—	—	—
Stock-based compensation	—	—	17,163	—	—	17,163
Net loss	—	—	—	(7,261)	—	(7,261)
Foreign currency translation adjustments	—	—	—	—	86	86
Amortization of dedesignated cash flow hedge	—	—	—	—	(4,050)	(4,050)
Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,162)	$(7,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	6,556	6,879
Amortization of intangible assets	20,996	21,313
Amortization of deferred financing costs	954	1,008
Loss (gain) on disposal of property, plant and equipment	(23)	410
Stock-based compensation expense	9,145	17,163
Unrealized loss on derivative contracts	1,432	175
Amortization of dedesignated cash flow hedge	(1,944)	(4,050)
Change in contingent consideration	—	(15,000)
Other non-cash adjustments	787	1,011
Change in operating assets and liabilities:
Accounts receivable	9,182	(29,295)
Inventories	(8,428)	5,140
Prepaid expenses and other current assets	14,477	4,756
Other non-current assets	84	74
Accounts payable and accrued expenses	(47,601)	(1,054)
Net cash provided by (used in) operating activities	(2,545)	1,269
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(4,451)	(7,734)
Capitalization of patent costs	(246)	(239)
Proceeds from sale of property, plant, and equipment	47	83
Net cash used in investing activities	(4,650)	(7,890)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	43,000	42,000
Repayments on line of credit	(39,000)	(46,900)
Repayments of long-term debt	(125)	(125)
Principal payments on finance lease obligations	(287)	(250)
Taxes paid related to net share settlement of equity awards	(1,073)	—
Net cash provided by (used in) financing activities	2,515	(5,275)
Net decrease in cash and cash equivalents	(4,680)	(11,896)
Cash and cash equivalents at beginning of period	14,981	29,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,301	$18,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$16,996	$19,783
Income taxes paid, net of refunds	$1,380	$363
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$369	$204
Property, plant, and equipment included in accounts payable and accrued expenses	$11	$626
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
The balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2025.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.
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

Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, foreign currency contracts, and business activity with certain third-party contract manufacturers of the Company’s products. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers (each large U.S. retailers) that accounted for a significant portion of net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	20%	22%	27%	22%
Customer B	18%	18%	15%	18%
Customer C	10%	11%	11%	10%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company’s trade accounts receivables. As of June 30, 2025, there were four large customers A, B, C and D that accounted for 30%, 19%, 7%, and 15% of the Company’s trade accounts receivable as compared to 31%, 28%, 4%, and 13% as of December 31, 2024. A business failure on the part of any one the four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2025 or December 31, 2024. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2025 and 2024, respectively.
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
When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.
As part of our annual goodwill impairment test, no impairment was recorded for the period ended December 31, 2024. However, during the three months ended June 30, 2025, the Company identified a potential indicator of impairment due to the sustained decrease of the Company's stock price which led to the conclusion that a triggering event had occurred and therefore the Company performed a quantitative test for the single reporting unit.
The fair value of the reporting unit was based upon weightings of an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on the interim impairment test of goodwill, it was determined that the fair value of the reporting unit was in excess of the carrying value as of June 30, 2025.
CARES Act – On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the coronavirus pandemic (“COIVD-19”). The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Tax Credit (“ERTC”). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERTC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance.
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. During the second quarter of 2025, the Company received $5.1 million from the IRS in connection with these tax credits, of which $1.1 million represented interest. For the three and six months ended June 30, 2025 the Company recorded the total receipt of $5.1 million within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no such amounts recorded for the fiscal year ended 2024.
New Accounting Pronouncements Recently Adopted – In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Topic 280 on an interim and annual basis. Effective January 1, 2024, the Company adopted ASU 2023-07 using a retrospective transition method. For further information, refer to Note 16 – Segment Information.
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
3 – REVENUE
The following tables disaggregates revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2025	2024	2025	2024
Grills	$74,184	$94,971	$160,868	$171,790
Consumables	36,357	33,831	66,645	66,090
Accessories	34,943	39,669	61,253	75,505
Total revenue	$145,483	$168,471	$288,766	$313,385

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2025	2024	2025	2024
North America	$133,570	$150,939	$266,879	$277,205
Rest of world	11,913	17,532	21,887	36,180
Total revenue	$145,483	$168,471	$288,766	$313,385

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2025	2024	2025	2024
Retail	$123,635	$142,425	$251,237	$267,500
Direct to consumer	21,848	26,046	37,529	45,885
Total revenue	$145,483	$168,471	$288,766	$313,385
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$101,406	$104,138
Allowance for expected credit losses	(385)	(449)
Sales reserves, discounts and allowances	(24,880)	(18,358)
Total accounts receivable, net	$76,141	$85,331
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$4,313	$4,975
Work in process	5,544	6,526
Finished goods	105,938	95,866
Inventories	$115,795	$107,367
6 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrual for inventories in-transit	$4,357	$13,013
Warranty accrual	6,396	6,239
Accrued compensation and bonus	9,261	8,483
Accrual for legal matter	—	15,000
Other	28,140	39,408
Accrued expenses	$48,154	$82,143
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty accrual, beginning of period	$6,306	$7,069	$6,239	$7,240
Warranty claims	(1,240)	(1,249)	(2,085)	(2,322)
Warranty costs accrued	1,330	936	2,242	1,838
Warranty accrual, end of period	$6,396	$6,756	$6,396	$6,756
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded in accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of June 30, 2025 the Company had $2.3 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	June 30, 2025	December 31, 2024
Gross Asset Fair Value	$5,175	$9,223
Gross Liability Fair Value	—	—
Net Asset Fair Value	$5,175	$9,223
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

The Company had outstanding foreign currency contracts as of June 30, 2025 and December 31, 2024. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2025	December 31, 2024
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	255	2,871
Net Fair Value	$255	$2,871
Gains (losses) from foreign currency contracts were recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized loss	$(567)	$(376)	$(2,120)	$(537)
Unrealized gain (loss)	622	205	2,616	(375)
Total gain (loss)	$55	$(171)	$496	$(912)
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2025	As of December 31, 2024
Assets:
Derivative assets—interest rate swap contract (1)	2	$5,175	$9,223
Total assets		$5,175	$9,223

Liabilities:
Derivative liabilities—foreign currency contracts (2)	2	$255	$2,871
Total liabilities		$255	$2,871
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
(2)Included within other current liabilities in the accompanying condensed consolidated balance sheets.

Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2025 and December 31, 2024, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following financial instruments are recorded at their carrying amount (in thousands):

	As of June 30, 2025		As of December 31, 2024
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien Term Loan Facility (1)	$403,450	$357,053	$403,575	$395,421
Total liabilities	$403,450	$357,053	$403,575	$395,421
(1)Included in current portion of notes payable and notes payable, net of current portion within the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
The carrying value of the Revolving Credit Facility and Receivables Financing Agreement (as defined in Note 9 – Debt and Financing Arrangements) approximates the fair value of the Revolving Credit Facility and Receivables Financing Agreement due to the short term nature of the balances as of June 30, 2025 and December 31, 2024.
9 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (as amended from time to time, the “First Lien Credit Agreement”). The First Lien Credit Agreement originally provided for a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
On August 5, 2025, the Company entered into an amendment to our First Lien Credit Agreement (the “Amendment”) to, among other things, extend the maturity date of a portion of the Revolving Credit Facility, reduce the size of the Revolving Credit Facility by 10% and modify other provisions of the Revolving Credit Facility, as described below.
The First Lien Term Loan Facility accrues interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company’s Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of June 30, 2025 and December 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.5 million and $403.6 million, respectively.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on the Company’s most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility.

The Amendment made several material modifications to the Revolving Credit Facility. The overall size of the Revolving Credit Facility has been reduced by 10% to $112.5 million, and has been split into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of June 30, 2025 and December 31, 2024, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of June 30, 2025, the Company was in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, the Company had drawn down $9.0 million and $5.0 million, respectively, under this facility for general corporate and working capital purposes.
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

In August 2024, the Company received an offer of compromise to reach an out-of-court settlement for a product liability matter. A formal settlement agreement was finalized in February 2025 and the matter was paid in March 2025 through the Company's insurance policies in the amount of $15.0 million.
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
The Company grants time-based restricted stock units (“RSUs”) and restricted stock (“RSAs”) to employees which generally vest over a three-year vesting period, with one-third of the RSUs or RSAs vesting on the first, second and third anniversaries of the grant date subject to continued employment or service with the Company and its affiliates. The Company also granted in 2024 performance-based restricted shares (“Performance Shares”) and performance-based restricted stock units (“PSUs”) which cliff vested based on the achievement of certain annual adjusted EBITDA goals over an annual performance period subject to continued employment. In 2025, the Company granted Performance Shares and PSUs which will cliff vest based on the achievement of certain relative total shareholder return goals at the end of a three-year performance period subject to continued employment or service.
For RSUs and RSAs, the compensation expense is recognized on a straight-line basis over the vesting schedule. For the Performance Shares and PSUs, the compensation expense is recognized on an accelerated basis over the requisite service period. The compensation expense related to the Performance Shares and PSUs with a performance condition could increase or decrease depending on the estimated probability of achieving the applicable adjusted EBITDA goals over the requisite service period. The Company uses a Monte Carlo pricing model to estimate the fair value of its Performance Shares and PSUs with a market condition as of the grant date, using various simulations of future stock prices through a stochastic model to estimate the fair value over the remaining term of the performance period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.
A summary of the RSU and RSA activity during the six months ended June 30, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	9,000,295	$3.23
Modified (1)	(447,239)	3.67
Granted	5,911,361	1.56
Vested	(2,172,173)	3.33
Forfeited	(865,993)	2.71
Outstanding at June 30, 2025	11,426,251	$2.37
(1)On March 6, 2025, as part of the Separation Agreement between the Company and Dominic Blosil, the Company's former Chief Financial Officer, the board of directors approved to modify Mr. Blosil's then-outstanding and unvested RSUs, such that the RSUs will continue to vest pursuant to their terms, with any then-remaining unvested RSUs vesting in full on December 31, 2025, subject to Mr. Blosil continuing to provide advisory services to the Company. The impact of the modification was negligible during the six months ended June 30, 2025.
As of June 30, 2025, the Company had $17.6 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that are expected to be recognized over a weighted-average period of 2.00 years.
A summary of the Performance Share and PSU activity during the six months ended June 30, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	3,152,807	$2.21
Modified (1)	(492,908)	2.17
Granted	5,465,174	1.07
Vested	(3,068,721)	2.21
Forfeited	—	—
Outstanding at June 30, 2025	5,056,352	$0.99
(1)In March 2025 the board of directors, acting upon the unanimous recommendation of its compensation committee, approved a modification to the then outstanding Performance Shares and PSUs to provide for certain adjustments to the applicable adjusted EBITDA goals. As a result of the modification, the Company recorded no incremental expense during the three months ended June 30, 2025 and $1.1 million of incremental expense during the six months ended June 30, 2025.
As of June 30, 2025, the Company had $4.6 million of unrecognized stock-based compensation expense related to unvested Performance Shares and PSUs that are expected to be recognized over a weighted-average period of 2.81 years.
The Company’s stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$13	$24	$25	$43
Sales and marketing	623	896	915	1,545
General and administrative	3,333	6,145	8,205	15,575
Total stock-based compensation	$3,969	$7,065	$9,145	$17,163
For the three months ended June 30, 2025 and 2024, the Company did not recognize any net settlement of income tax obligations related to employee equity awards that vested during the period. For the six months ended June 30, 2025, the Company paid $1.1 million and had no payments for the six months ended June 30, 2024, associated with the net settlement of income tax obligations related to employee equity awards that vested during the period.
12 – INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recorded a benefit for income taxes of $391 thousand and $24 thousand, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded a benefit and provision for income taxes of $1,991 thousand and $166 thousand, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of June 30, 2025, the Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is evaluating the future impact of these tax law changes on its financial statements.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended June 30, 2025 and 2024, the Company recorded expenses associated with such services of $0.9 million and $1.3 million, respectively. For the six months ended June 30, 2025 and 2024, the

Company recorded expenses associated with such services of $2.0 million and $2.5 million, respectively. Amounts payable to the third party as of June 30, 2025 and December 31, 2024 was $0.6 million and $0.8 million, respectively.
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,384)	$(2,578)	$(8,162)	$(7,261)

Weighted-average common shares outstanding—basic	133,289,523	127,138,825	131,311,862	126,175,888
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	133,289,523	127,138,825	131,311,862	126,175,888

Loss per share
Basic and diluted	$(0.06)	$(0.02)	$(0.06)	$(0.06)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units, restricted stock awards, performance stock units and performance shares	15,661,805	13,585,719	15,661,805	13,585,719
15 – RESTRUCTURING PLAN
On May 15, 2025, the Board of Directors approved a comprehensive enterprise initiative designed to streamline the Company’s organizational structure and rebalance its cost base to improve profitability and cash flow generation. As part of this initiative, the Company plans to identify opportunities to deliver cost savings and efficiencies. These savings are expected to be achieved through a multi-step strategic optimization plan (the “Plan”), which includes a reduction in force and the centralization and streamlining of the Company’s operations.
As a result of these initiatives, the Company has recorded $3.5 million of expenses primarily related to severance and other personnel costs recorded within restructuring costs in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. The Plan, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges expected to be incurred by the end of the year 2025.
16 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The Company's chief operating decision maker (“CODM”), the CEO, regularly reviews financial information presented on a consolidated basis and does not evaluate the Company's operating segment using asset or liability information. Instead, the CODM uses consolidated revenue, gross margin, demand creation costs, and net loss to allocate operating and capital resources and assess performance by comparing actual results to historical results and previously forecasted financial information.
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$145,483	$168,471	$288,766	$313,385
Cost of revenue	88,483	96,143	172,307	178,494
Gross profit	57,000	72,328	116,459	134,891

Demand creation (1)	8,804	11,237	14,565	17,679
Other operating expenses (2)	54,291	56,296	104,577	112,490
Other segment items (3)	1,289	7,373	5,479	11,983
Net loss	$(7,384)	$(2,578)	$(8,162)	$(7,261)
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer eight series of grills – Woodridge, Ironwood, Timberline, Pro (with and without WiFIRE), and Flatrock – as well as a selection of smaller grills, such as our Portable Series within our Town and Travel Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel and other ancillary items.
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
Our revenue decreased by 13.6% and 7.9% for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, respectively, and was $145.5 million and $288.8 million for the three and six months ended June 30, 2025, respectively, down from $168.5 million and $313.4 million for the three and six months ended June 30, 2024, respectively. We recorded a net loss of $7.4 million and $8.2 million for the three and six months ended June 30, 2025, respectively, compared to a net loss of $2.6 million and $7.3 million for the three and six months ended June 30, 2024, respectively.
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
In recent months, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. Certain tariffs went into effect in March and April, though others were paused by the Trump administration for further negotiation. Further tariffs were also announced by the President Trump in early August. The implementation of tariffs has the potential to disrupt existing supply chains and impose additional costs on businesses in our industry. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products in the U.S., this could lead to decreased consumer demand for our products, which would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in our Annual Report on Form 10-K.
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
We calculate gross margin as gross profit divided by revenue. For instance, gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These potentially favorable gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the recently announced or imposed tariffs on foreign goods, including a baseline 10% tariff on product imports from almost all countries and individualized higher tariffs on other countries, 50% tariff on steel and aluminum imports from nations other than the United Kingdom, which remains at 25% currently, and the announcement of a retaliatory tariff on certain U.S. goods by other nations could impact our gross margin. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in our Annual Report on Form 10-K.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.4 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $6.3 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively.
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
Restructuring Costs
On May 15, 2025, the Board of Directors approved a comprehensive enterprise initiative designed to streamline the Company’s organizational structure and rebalance its cost base to improve profitability and cash flow generation. As part of this initiative, the Company plans to identify opportunities to deliver cost savings and efficiencies. These savings are expected to be achieved through a multi-step strategic optimization plan (the “Plan”), which includes a reduction in force and the centralization and streamlining of the Company’s operations.
As a result of these initiatives, the Company has recorded $3.5 million of expenses primarily related to severance and other personnel costs recorded within restructuring costs in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. The Plan, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges expected to be incurred by the end of the year 2025.
Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below), as well as interest income in connection with the employee retention tax credit and the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contract as a cash flow hedge. Other income, net also consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, cash receipts from the employee retention tax credit, and foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue	$145,483	$168,471	$(22,988)	(13.6)%	$288,766	$313,385	$(24,619)	(7.9)%
Cost of revenue	88,483	96,143	(7,660)	(8.0)%	172,307	178,494	(6,187)	(3.5)%
Gross profit	57,000	72,328	(15,328)	(21.2)%	116,459	134,891	(18,432)	(13.7)%
Operating expenses:
Sales and marketing	24,779	28,224	(3,445)	(12.2)%	46,989	49,903	(2,914)	(5.8)%
General and administrative	26,032	30,491	(4,459)	(14.6)%	51,051	62,629	(11,578)	(18.5)%
Amortization of intangible assets	8,816	8,818	(2)	—%	17,634	17,637	(3)	—%
Restructuring costs	3,468	—	3,468	100.0%	3,468	—	3,468	100.0%
Total operating expense	63,095	67,533	(4,438)	(6.6)%	119,142	130,169	(11,027)	(8.5)%
Income (loss) from operations	(6,095)	4,795	(10,890)	(227.1)%	(2,683)	4,722	(7,405)	(156.8)%
Other income (expense):
Interest expense	(8,091)	(8,678)	(587)	(6.8)%	(15,984)	(16,774)	(790)	(4.7)%
Other income, net	6,411	1,281	5,130	400.5%	8,514	4,957	3,557	71.8%
Total other expense	(1,680)	(7,397)	(5,717)	(77.3)%	(7,470)	(11,817)	(4,347)	(36.8)%
Loss before provision (benefit) for income taxes	(7,775)	(2,602)	5,173	198.8%	(10,153)	(7,095)	3,058	43.1%
Provision (benefit) for income taxes	(391)	(24)	367	1,529.2%	(1,991)	166	(2,157)	(1,299.4)%
Net loss	$(7,384)	$(2,578)	$4,806	186.4%	$(8,162)	$(7,261)	$901	12.4%

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$74,184	$94,971	$(20,787)	(21.9)%
Consumables	36,357	33,831	2,526	7.5%
Accessories	34,943	39,669	(4,726)	(11.9)%
Total Revenue	$145,483	$168,471	$(22,987)	(13.6)%
Revenue decreased by $23.0 million, or 13.6%, to $145.5 million for the three months ended June 30, 2025 compared to $168.5 million for the three months ended June 30, 2024. The decrease was driven by lower sales from grills and accessories, partially offset by higher sales of consumables.
Revenue from our grills decreased by $20.8 million, or 21.9%, to $74.2 million for the three months ended June 30, 2025 compared to $95.0 million for the three months ended June 30, 2024. The decrease was primarily driven by unit volume reduction in excess of 20%, partially offset by an average selling price increase of high-single digits. Lower unit volume was driven by lower sales of higher priced grills and timing of direct import shipments. The increase in average selling price was primarily due to pricing action and account mix shift as well as lower mix of direct import sales.
Revenue from our consumables increased by $2.5 million, or 7.5%, to $36.4 million for the three months ended June 30, 2025 compared to $33.8 million for the three months ended June 30, 2024. The increase was driven by a low-double digit increase in wood pellet sales and a mid-single digit reduction in food consumables sales. Wood pellet sales were driven by high single digit increase in average selling price driven by strategic alignment with wholesale partners and low single digit unit volume increase as a result of channel expansion. Food consumables mid-single digit reduction in sales was primarily due to lower average selling price of rubs with launch of lower priced offerings.
Revenue from our accessories decreased by $4.7 million, or 11.9%, to $34.9 million for the three months ended June 30, 2025 compared to $39.7 million for the three months ended June 30, 2024. The decrease was driven primarily by lower sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$57,000	$72,328	$(15,328)	(21.2)%
Gross margin (Gross profit as a percentage of revenue)	39.2%	42.9%
Gross profit decreased by $15.3 million, or 21.2%, to $57.0 million for the three months ended June 30, 2025 compared to $72.3 million for the three months ended June 30, 2024. Gross margin decreased to 39.2% for the three months ended June 30, 2025 from 42.9% for the three months ended June 30, 2024. The decrease in gross margin was driven primarily by mix of direct import shipments, tariff related costs and increased funding for promotional activities, partially offset by favorability from a strategic alignment with our wholesale partners.
Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$24,779	$28,224	$(3,445)	(12.2)%
As a percentage of revenue	17.0%	16.8%
Sales and marketing expense decreased by $3.4 million, or 12.2%, to $24.8 million for the three months ended June 30, 2025 compared to $28.2 million for the three months ended June 30, 2024. As a percentage of revenue, sales and marketing expense increased slightly to 17.0% for the three months ended June 30, 2025 from 16.8% for the three months ended June 30, 2024. The decrease in sales and marketing expense was driven by a decrease in demand creation and employee expenses.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$26,032	$30,491	$(4,459)	(14.6)%
As a percentage of revenue	17.9%	18.1%
General and administrative expense decreased by $4.5 million, or 14.6%, to $26.0 million for the three months ended June 30, 2025 compared to $30.5 million for the three months ended June 30, 2024. As a percentage of revenue, general and administrative expense decreased slightly to 17.9% for the three months ended June 30, 2025 from 18.1% for the three months ended June 30, 2024. The decrease in general and administrative expense was driven by lower stock-based compensation expense of $2.8 million and lower costs related to legal matters, partially offset by higher employee costs.
Total Other Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(8,091)	$(8,678)	$(587)	(6.8)%
Other income, net	6,411	1,281	5,130	400.5%
Total other expense	$(1,680)	$(7,397)	$(5,717)	(77.3)%
As a percentage of revenue	(1.2)%	(4.4)%
Total other expense decreased by $5.7 million, or 77.3%, to $1.7 million for the three months ended June 30, 2025 compared to $7.4 million for the three months ended June 30, 2024. This decrease was primarily related to the benefit recognized associated with the employee retention tax credit, as well as favorable results due to changes in foreign currency rates, partially offset by decreases in the realized and unrealized gains on our interest rate swap.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$160,868	$171,790	$(10,922)	(6.4)%
Consumables	66,645	66,090	555	0.8%
Accessories	61,253	75,505	(14,252)	(18.9)%
Total Revenue	$288,766	$313,385	$(24,619)	(7.9)%

Revenue decreased by $24.6 million, or 7.9%, to $288.8 million for the six months ended June 30, 2025 compared to $313.4 million for the six months ended June 30, 2024. The decrease was driven by lower sales from accessories and grills, partially offset by a slight increase in sales of consumables.
Revenue from our grills decreased by $10.9 million, or 6.4%, to $160.9 million for the six months ended June 30, 2025 compared to $171.8 million for the six months ended June 30, 2024. The decrease was primarily driven by a low double-digit reduction in average selling price, partially offset by mid single-digit increase in unit volume. Lower average selling price was driven by mix shift to lower priced grills and higher mix of direct import sales. Increased unit volume was driven by load-in of newly launched grills and higher orders of grills with a lower average selling price.
Revenue from our consumables increased by $0.6 million, or 0.8%, to $66.6 million for the six months ended June 30, 2025 compared to $66.1 million for the six months ended June 30, 2024. The increase was driven by a low double-digit increase in wood pellet sales and a mid single-digit reduction in food consumables sales. Wood pellet sales were driven by high single-digit increase in average selling price driven by strategic alignment with wholesale partners and low single-digit unit volume increase as a result of channel expansion. Food consumables mid single-digit reduction in sales was primarily due to lower average selling price of rubs with launch of lower priced offerings.
Revenue from our accessories decreased by $14.3 million, or 18.9%, to $61.3 million for the six months ended June 30, 2025 compared to $75.5 million for the six months ended June 30, 2024. The decrease was driven primarily by lower sales of MEATER smart thermometers.
Gross Profit

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$116,459	$134,891	$(18,432)	(13.7)%
Gross margin (Gross profit as a percentage of revenue)	40.3%	43.0%
Gross profit decreased by $18.4 million, or 13.7%, to $116.5 million for the six months ended June 30, 2025 compared to $134.9 million for the six months ended June 30, 2024. Gross margin decreased to 40.3% for the six months ended June 30, 2025 from 43.0% for the six months ended June 30, 2024. The decrease in gross margin was driven primarily by lower mix of direct import shipments and tariff related costs, partially offset by favorability from a strategic alignment with our wholesale partners.
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$46,989	$49,903	$(2,914)	(5.8)%
As a percentage of revenue	16.3%	15.9%
Sales and marketing expense decreased by $2.9 million, or 5.8%, to $47.0 million for the six months ended June 30, 2025 compared to $49.9 million for the six months ended June 30, 2024. As a percentage of revenue, sales and marketing expense increased to 16.3% for the six months ended June 30, 2025 from 15.9% for the six months ended June 30, 2024. The decrease in sales and marketing expense was driven by a decrease in demand creation costs, partially offset by increased employee costs.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$51,051	$62,629	$(11,578)	(18.5)%
As a percentage of revenue	17.7%	20.0%
General and administrative expense decreased by $11.6 million, or 18.5%, to $51.1 million for the six months ended June 30, 2025 compared to $62.6 million for the six months ended June 30, 2024. As a percentage of revenue, general and administrative expense decreased to 17.7% for the six months ended June 30, 2025 from 20.0% for the six months ended June 30, 2024. The decrease in general and administrative expense was driven by lower stock-based compensation expense of $7.4 million as well as lower costs related to legal matters, partially offset by higher employee related costs.
Total Other Expense

	Six Months Ended June 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(15,984)	$(16,774)	$(790)	(4.7)%
Other income, net	8,514	4,957	3,557	71.8%
Total other expense	$(7,470)	$(11,817)	$(4,347)	(36.8)%
As a percentage of revenue	(2.6)%	(3.8)%
Total other expense decreased by $4.3 million, or 36.8%, to $7.5 million for the six months ended June 30, 2025 compared to $11.8 million for the six months ended June 30, 2024. This decrease was primarily related to the benefit recognized associated with the employee retention tax credit, as well as favorable results due to changes in foreign currency rates and net gains from our foreign currency contracts, partially offset by decreases in the realized and unrealized gains on our interest rate swap.
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
As of June 30, 2025, we had cash and cash equivalents of $10.3 million, $125.0 million borrowing capacity under our Revolving Credit Facility (as defined below) and $44.6 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2025, we had no outstanding loan amounts under the Revolving Credit Facility and had drawn down $9.0 million on the Receivables Financing Agreement. As of June 30, 2025, the total principal amount outstanding under our First Lien Term Loan Facility was $403.5 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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

Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$(2,545)	$1,269
Net cash used in investing activities	(4,650)	(7,890)
Net cash provided by (used in) financing activities	2,515	(5,275)
Net decrease in cash and cash equivalents	$(4,680)	$(11,896)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The increase in cash used in operating activities during the six months ended June 30, 2025 compared to cash provided by operating activities during the six months ended June 30, 2024 is primarily due to an increase in net cash used for working capital and an increase in net loss, adjusted for non-cash items, as compared to the prior year period. The increase in cash used for working capital was primarily due to a decrease in accounts payable and accrued expenses in efforts to reduce our outstanding inventory obligations in preparation for the grilling season, as well as decreases in the change in accounts receivable in the current period, primarily driven by the collections of large trade receivable balances.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the six months ended June 30, 2025 compared to cash used in investing activities during the six months ended June 30, 2024 was primarily related to the decreased purchasing of wood pellet production machinery and equipment, as well as a reduction of internal-use software costs.
Cash Flow from Financing Activities
The increase in cash provided by financing activities during the six months ended June 30, 2025 compared to cash used in financing activities during the six months ended June 30, 2024 was primarily driven by the increase in net borrowing on our Receivables Financing Agreement as compared to the prior year period. These funds were used for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (as amended from time to time, the “First Lien Credit Agreement”). The First Lien Credit Agreement provides for a senior secured term loan facility (the “First Lien Term Loan Facility”) and a revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). We entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. Our obligations under the First Lien Credit Agreement are substantively unchanged.
On August 5, 2025, we entered into an amendment to our First Lien Credit Agreement (the “Amendment”) to, among other things, extend the maturity date of a portion of the Revolving Credit Facility, reduce the size of the Revolving Credit Facility by 10% and modify other provisions of the Revolving Credit Facility, as described below.
First Lien Credit Agreement
The First Lien Credit Agreement originally provided for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from

December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of June 30, 2025 and December 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.5 million and $403.6 million, respectively.
Loans under the Revolving Credit Facility accrue interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 2.75% to 3.25% per annum based on our most recently determined First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR for the relevant interest period. The Revolving Credit Facility also has a variable commitment fee, which is based on our most recently determined First Lien Net Leverage Ratio and ranges from 0.25% to 0.50% per annum on undrawn amounts. Letters of credit may be issued under the Revolving Credit Facility in an amount not to exceed $15.0 million which, when issued, lower the overall borrowing capacity of the facility.
The Amendment made several material modifications to the Revolving Credit Facility. The overall size of the Revolving Credit Facility has been reduced by 10% to $112.5 million, and has been split into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of June 30, 2025 and December 31, 2024, we had no outstanding loan amounts under the Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, TPC Traeger Blocker, LP, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC, substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from parent entities above Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. Pursuant to the Amendment, we have agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if our utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of June 30, 2025, we were in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP

Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, the Company had drawn down $9.0 million and $5.0 million, respectively, under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2025 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, except as indicated below, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
Valuation of Goodwill and Acquired Intangible Assets
Goodwill
We perform our annual goodwill impairment analysis in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the three months ended June 30, 2025, we identified a potential indicator of impairment due to the sustained decrease of the our stock price which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit.
The fair value of the reporting unit was based upon weightings of an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on our interim impairment test of goodwill, it was determined that the fair value of the reporting unit was in excess of the carrying value as of and during the three months ended June 30, 2025. Although there was no impairment of goodwill, we noted that the fair value of the reporting unit exceeded its carrying value by approximately 5%. If there is a continued decline in our stock price or other adverse events that could negatively impact the future cash flows of our business and its fair value, goodwill may be at risk of impairment in future periods.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1
Amendment No. 4 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 5, 2025.
					*

10.2	Form of 2025 Performance-Based Restricted Stock Unit	10-Q	05/01/25	10.3

10.3	Form of 2025 Restricted Stock Unit Agreement.	10-Q	05/01/25	10.4

10.4	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025.	10-Q	05/01/25	10.5

10.5	Restricted Stock Award Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025.	10-Q	05/01/25	10.6

10.6	Letter Agreement, dated April 10, 2025, by and between the Company and Jeremy Andrus.	8-K	04/16/25	10.1

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: August 6, 2025
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 6, 2025
	By:	/s/ Michael J. Hord
	Name:	Michael J. Hord
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)