Form 10-Q
period 2025-09-30
Traeger, Inc.
filed 2025-11-06
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were 137,026,317 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, Project Gravity, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth and our objectives for future operations.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,866	$14,981
Accounts receivable, net	80,674	85,331
Inventories	114,627	107,367
Prepaid expenses and other current assets	14,759	35,444
Total current assets	215,926	243,123
Property, plant, and equipment, net	33,739	36,949
Operating lease right-of-use assets	40,560	44,370
Goodwill	—	74,725
Intangible assets, net	397,403	428,536
Other non-current assets	1,994	2,974
Total assets	$689,622	$830,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,105	$27,701
Accrued expenses	54,648	82,143
Line of credit	—	5,000
Current portion of notes payable	250	250
Current portion of operating lease liabilities	3,409	3,790
Other current liabilities	604	3,357
Total current liabilities	73,016	122,241
Notes payable, net of current portion	399,304	398,445
Operating leases liabilities, net of current portion	24,307	26,646
Deferred tax liability	6,363	6,376
Other non-current liabilities	496	539
Total liabilities	503,486	554,247
Commitments and contingencies—See Note 11
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 136,912,932 and 130,648,819 as of September 30, 2025 and December 31, 2024, respectively	14	13
Additional paid-in capital	971,607	960,966
Accumulated deficit	(786,866)	(688,885)
Accumulated other comprehensive income	1,381	4,336
Total stockholders’ equity	186,136	276,430
Total liabilities and stockholders’ equity	$689,622	$830,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$125,396	$122,050	$414,162	$435,435
Cost of revenue	76,850	70,362	249,157	248,856
Gross profit	48,546	51,688	165,005	186,579
Operating expenses:
Sales and marketing	20,000	26,162	66,989	76,065
General and administrative	22,164	24,135	73,215	86,764
Amortization of intangible assets	8,813	8,819	26,447	26,456
Goodwill impairment	74,725	—	74,725	—
Restructuring and other costs	6,204	—	9,672	—
Total operating expense	131,906	59,116	251,048	189,285
Loss from operations	(83,360)	(7,428)	(86,043)	(2,706)
Other income (expense):
Interest expense	(7,815)	(8,534)	(23,799)	(25,308)
Other income (expense), net	1,049	(3,964)	9,563	993
Total other expense	(6,766)	(12,498)	(14,236)	(24,315)
Loss before provision (benefit) for income taxes	(90,126)	(19,926)	(100,279)	(27,021)
Provision (benefit) for income taxes	(307)	(137)	(2,298)	29
Net loss	$(89,819)	$(19,789)	$(97,981)	$(27,050)
Net loss per share, basic and diluted	$(0.67)	$(0.15)	$(0.74)	$(0.21)
Weighted average common shares outstanding, basic and diluted	134,214,292	128,291,933	132,290,564	126,886,385
Other comprehensive income (loss):
Foreign currency translation adjustments	$49	$25	$(102)	$111
Amortization of dedesignated cash flow hedge	(909)	(1,456)	(2,853)	(5,506)
Total other comprehensive loss	(860)	(1,431)	(2,955)	(5,395)
Comprehensive loss	$(90,679)	$(21,220)	$(100,936)	$(32,445)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2025 and 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	135,873,828	$14	$969,038	$(697,047)	$2,241	$274,246
Issuance of common stock under stock plan	1,604,141	—	—	—	—	—
Shares withheld related to net share settlement	(565,037)	—	(762)	—	—	(762)
Stock-based compensation	—	—	3,331	—	—	3,331
Net loss	—	—	—	(89,819)	—	(89,819)
Foreign currency translation adjustments	—	—	—	—	49	49
Amortization of dedesignated cash flow hedge	—	—	—	—	(909)	(909)
Balance at September 30, 2025	136,912,932	$14	$971,607	$(786,866)	$1,381	$186,136

Balance at June 30, 2024	129,110,864	$13	$952,435	$(662,138)	$6,976	$297,286
Issuance of common stock under stock plan	1,961,570	—	—	—	—	—
Shares withheld related to net share settlement	(644,942)	—	(2,141)	—	—	(2,141)
Stock-based compensation	—	—	5,901	—	—	5,901
Net loss	—	—	—	(19,789)	—	(19,789)
Foreign currency translation adjustments	—	—	—	—	25	25
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,456)	(1,456)
Balance at September 30, 2024	130,427,492	$13	$956,195	$(681,927)	$5,545	$279,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2025 and 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	130,648,819	$13	$960,966	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	7,612,909	1	—	—	—	1
Shares withheld related to net share settlement	(1,348,796)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	12,476	—	—	12,476
Net loss	—	—	—	(97,981)	—	(97,981)
Foreign currency translation adjustments	—	—	—	—	(102)	(102)
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,853)	(2,853)
Balance at September 30, 2025	136,912,932	$14	$971,607	$(786,866)	$1,381	$186,136

Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	5,207,131	—	—	—	—	—
Shares withheld related to net share settlement	(644,942)	—	(2,141)	—	—	(2,141)
Stock-based compensation	—	—	23,064	—	—	23,064
Net loss	—	—	—	(27,050)	—	(27,050)
Foreign currency translation adjustments	—	—	—	—	111	111
Amortization of dedesignated cash flow hedge	—	—	—	—	(5,506)	(5,506)
Balance at September 30, 2024	130,427,492	$13	$956,195	$(681,927)	$5,545	$279,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,981)	$(27,050)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	9,363	10,139
Amortization of intangible assets	31,489	31,936
Amortization of deferred financing costs	1,474	1,500
Loss (gain) on disposal of property, plant, and equipment	(84)	414
Stock-based compensation expense	12,476	23,064
Unrealized loss on derivative contracts	3,550	7,526
Amortization of dedesignated cash flow hedge	(2,853)	(5,506)
Change in contingent consideration	—	(15,000)
Goodwill impairment	74,725	—
Other non-cash adjustments	1,214	1,425
Change in operating assets and liabilities:
Accounts receivable	4,649	(10,851)
Inventories	(7,259)	(8,883)
Prepaid expenses and other current assets	15,591	2,596
Other non-current assets	95	86
Accounts payable and accrued expenses	(41,440)	5,020
Net cash provided by operating activities	5,009	16,416
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,614)	(10,034)
Capitalization of patent costs	(357)	(312)
Proceeds from sale of property, plant, and equipment	108	113
Net cash used in investing activities	(5,863)	(10,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	47,000	47,000
Repayments on line of credit	(52,000)	(63,400)
Repayments of long-term debt	(188)	(188)
Payment of deferred financing costs	(820)	(119)
Principal payments on finance lease obligations	(418)	(384)
Taxes paid related to net share settlement of equity awards	(1,835)	(2,141)
Net cash used in financing activities	(8,261)	(19,232)
Net decrease in cash and cash equivalents	(9,115)	(13,049)
Cash and cash equivalents at beginning of period	14,981	29,921
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,866	$16,872
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,324	$29,643
Income taxes paid, net of refunds	$1,426	$1,575
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$314	$206
Property, plant, and equipment included in accounts payable and accrued expenses	$928	$51
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
The consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2025.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 7, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	32%	29%	28%	24%
Customer B	16%	18%	15%	18%
Customer C	7%	6%	9%	9%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company’s trade accounts receivables. As of September 30, 2025, there were four customers A, B, C, and D that accounted for 47%, 17%, 4%, and 12% of the Company's trade accounts receivables as compared to 31%, 28%, 4%, and 13% as of December 31, 2024, respectively. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2025 or December 31, 2024. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2025 and 2024, respectively.
The Company’s international sales to dealers and distributors located in the European Union, the United Kingdom and Canada are denominated in Euros, British Pounds and Canadian Dollars, respectively.
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
As part of our annual goodwill impairment test, no impairment was recorded for the period ended December 31, 2024. However, during the three months ended September 30, 2025, the Company identified a potential indicator of impairment due to the sustained decrease of the Company’s stock price which led to the conclusion that a triggering event had occurred and therefore the Company performed a quantitative test for the single reporting unit.
The fair value of the reporting unit was based upon a weighted analysis using both an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on the interim impairment test of goodwill as of September 30, 2025, the Company determined that the carrying value of the reporting unit was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million for the three and nine months ended September 30, 2025. For details associated with the Company's interim goodwill impairment, see Note 7 – Goodwill.
CARES Act – On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the coronavirus pandemic (“COVID-19”). The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Tax Credit (“ERTC”). As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERTC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance.
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. For the three and nine months ended September 30, 2025, the Company received $1.0 million and $6.0 million from the IRS in connection with these tax credits, of which $0.2 million and $1.3 million represented interest, respectively. These amounts were recorded within other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss. There were no such amounts recorded for the fiscal year ended 2024.
New Accounting Pronouncements Recently Adopted – In November 2023, FASB issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in Topic 280 on an interim and annual basis. Effective January 1, 2024, the Company adopted ASU 2023-07 using a retrospective transition method. For further information, refer to Note 17 – Segment Information.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) which modifies the accounting guidance for costs incurred in connection with internal-use software. The amendments in this update are intended to improve the operability of the guidance by removing references to software development project stages, thereby making the guidance neutral to different software development methodologies. Under the revised standard, entities will apply a single model for capitalizing and expensing costs related to internal-use software, regardless of the development approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2025	2024	2025	2024
Grills	$76,569	$74,931	$237,437	$246,721
Consumables	25,296	22,531	91,941	88,621
Accessories	23,531	24,588	84,784	100,093
Total revenue	$125,396	$122,050	$414,162	$435,435

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2025	2024	2025	2024
North America	$115,127	$112,709	$382,006	$389,914
Rest of world	10,269	9,341	32,156	45,521
Total revenue	$125,396	$122,050	$414,162	$435,435

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2025	2024	2025	2024
Retail	$107,007	$100,118	$358,244	$367,617
Direct to consumer	18,389	21,932	55,918	67,818
Total revenue	$125,396	$122,050	$414,162	$435,435
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$96,643	$104,138
Allowance for expected credit losses	(375)	(449)
Sales reserves, discounts and allowances	(15,594)	(18,358)
Total accounts receivable, net	$80,674	$85,331

5 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,978	$4,975
Work in process	5,549	6,526
Finished goods	105,100	95,866
Inventories	$114,627	$107,367
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrual for inventories in-transit	$3,094	$13,013
Warranty accrual	6,618	6,239
Accrued compensation and bonus	10,623	8,483
Accrual for legal matter	—	15,000
Other	34,313	39,408
Accrued expenses	$54,648	$82,143
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty accrual, beginning of period	$6,396	$6,756	$6,239	$7,240
Warranty claims	(1,473)	(1,373)	(3,558)	(3,695)
Warranty costs accrued	1,695	1,060	3,937	2,898
Warranty accrual, end of period	$6,618	$6,443	$6,618	$6,443
7 – GOODWILL
In connection with the preparation of the condensed consolidated financial statements for three and nine months ended September 30, 2025, the Company conducted additional testing of its goodwill and long-lived assets. As a result of this review, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of the long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that due to a sustained decrease of the Company’s stock price, a triggering event had occurred and therefore the Company performed a quantitative impairment test.
In performing the quantitative assessment of goodwill, the Company estimated the reporting unit’s fair value based upon a weighted analysis using both an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
As a result of the interim quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value after consideration of a control premium, and the Company recorded $74.7 million non-cash goodwill impairment for the three and nine months ended September 30, 2025.
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded in accumulated other comprehensive income ("AOCI") was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of September 30, 2025, the Company had $1.4 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets and other non-current assets on the accompanying condensed balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	September 30, 2025	December 31, 2024
Gross Asset Fair Value	$2,981	$9,223
Gross Liability Fair Value	—	—
Net Asset Fair Value	$2,981	$9,223
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
The Company had outstanding foreign currency contracts as of September 30, 2025 and December 31, 2024. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income (expense), net in the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2025	December 31, 2024
Gross Asset Fair Value	$—	$—
Gross Liability Fair Value	178	2,871
Net Fair Value	$178	$2,871
Gains (losses) from foreign currency contracts were recorded in other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized loss	$(247)	$(328)	$(2,367)	$(865)
Unrealized gain	77	390	2,693	15
Total gain (loss)	$(170)	$62	$326	$(850)
9 – FAIR VALUE MEASUREMENTS
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2025	As of December 31, 2024
Assets:
Derivative assets—interest rate swap contract (1)	2	$2,981	$9,223
Total assets		$2,981	$9,223

Liabilities:
Derivative liabilities—foreign currency contracts (2)	2	$178	$2,871
Total liabilities		$178	$2,871
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
(2)Included within other current liabilities in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2025 and December 31, 2024, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
Certain assets measured at fair value on a non-recurring basis are subject to fair value adjustments only in certain circumstances. These assets can include goodwill that is written down to fair value when it is impaired, which uses Level 3 inputs. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. As of September 30, 2025, the Company determined that the carrying value of goodwill was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million for the three and nine months ended September 30, 2025. For details associated with the Company's interim goodwill impairment, see Note 7 – Goodwill.

The following financial instruments are recorded at their carrying amount (in thousands):

	As of September 30, 2025		As of December 31, 2024
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien Term Loan Facility (1)	$403,388	$378,680	$403,575	$395,421
Total liabilities	$403,388	$378,680	$403,575	$395,421
(1)Included in current portion of notes payable and notes payable, net of current portion within the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 3 instruments in the fair value hierarchy.
As of September 30, 2025 and December 31, 2024, the carrying amounts of the borrowings under the Receivables Financing Agreement (as defined in Note 10 – Debt and Financing Arrangements) approximated their respective fair values, primarily due to the short-term nature of the related borrowings.
10 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (as amended from time to time, the "First Lien Credit Agreement"). The First Lien Credit Agreement originally provided for a $560.0 million senior secured term loan facility (the "First Lien Term Loan Facility"), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities"). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement are substantively unchanged.
On August 5, 2025, the Company entered into an amendment to our First Lien Credit Agreement (the “Amendment”) to, among other things, extend the maturity date of a portion of the Revolving Credit Facility, reduce the size of the Revolving Credit Facility by 10% and modify other provisions of the Revolving Credit Facility, as described below.
The First Lien Term Loan Facility accrues interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on the Company's Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component was based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of September 30, 2025 and December 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.4 million and $403.6 million, respectively.
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
The Amendment made several material modifications to the Revolving Credit Facility. The overall size of the Revolving Credit Facility has been reduced by 10% to $112.5 million, and has been split into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of September 30, 2025 and December 31, 2024, the Company had no outstanding loan amounts under the Revolving Credit Facility.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of September 30, 2025, the Company was in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, the Company had no outstanding loan amount and had drawn down $5.0 million, respectively, under this facility for general corporate and working capital purposes.
11 – COMMITMENTS AND CONTINGENCIES
Legal Matters
In the normal course of business, the Company is involved in legal proceedings and other potential loss contingencies, some of which are covered by insurance. In accordance with ASC Topic 450, Contingencies ("Topic 450"), the Company establishes accruals for contingencies when it is probable that a loss will be incurred and the amount, or range of amounts, can be reasonably estimated. If the reasonable estimate is a range, the Company will accrue the best estimate in that range. When no amount within the range is a better estimate than any other amount, the Company will accrue the minimum amount in the range. Legal proceedings and other contingencies for which no accrual has been established are disclosed to the extent required by Topic 450.
In August 2024, the Company received an offer of compromise to reach an out-of-court settlement for a product liability matter. A formal settlement agreement was finalized in February 2025 and the matter was paid in March 2025 through the Company's insurance policies in the amount of $15.0 million.
12 – STOCK-BASED COMPENSATION
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
For RSUs and RSAs, the compensation expense is recognized on a straight-line basis over the requisite service period. For the Performance Shares and PSUs, the compensation expense is recognized on an accelerated basis over the requisite service period. The compensation expense related to the Performance Shares and PSUs with a performance condition could increase or decrease depending on the estimated probability of achieving the applicable adjusted EBITDA goals over the requisite service period. The Company uses a Monte Carlo pricing model to estimate the fair value of its Performance Shares and PSUs with a market condition as of the grant date, using various simulations of future stock prices through a stochastic model to estimate the fair value over the remaining term of the performance period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.
A summary of the RSU and RSA activity during the nine months ended September 30, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	9,000,295	$3.23
Modified (1)	(447,239)	3.67
Granted	6,350,937	1.54
Vested	(3,776,314)	3.31
Forfeited	(1,490,145)	2.57
Outstanding at September 30, 2025	9,637,534	$2.18
(1)On March 6, 2025, as part of the Separation Agreement between the Company and Dominic Blosil, the Company's former Chief Financial Officer, the Board of Directors of the Company approved the modification of Mr. Blosil's then-outstanding and unvested RSUs, such that the RSUs will continue to vest pursuant to their terms, with any then-remaining unvested RSUs vesting in full on December 31, 2025, subject to Mr. Blosil continuing to provide advisory services to the Company. The impact of the modification has a negligible impact to the accompanying condensed consolidated statements of operations and comprehensive loss for all periods presented.
As of September 30, 2025, the Company had $13.2 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that is expected to be recognized over a weighted-average period of 1.86 years.
A summary of the Performance Share and PSU activity during the nine months ended September 30, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	3,152,807	$2.21
Modified (1)	(492,908)	2.17
Granted	5,465,174	1.07
Vested	(3,068,721)	2.21
Forfeited or cancelled	(441,754)	0.98
Outstanding at September 30, 2025	4,614,598	$0.98
(1)In March 2025 the Board of Directors of the Company, acting upon the unanimous recommendation of its compensation committee, approved a modification to the then outstanding Performance Shares and PSUs to provide for certain adjustments to the applicable adjusted EBITDA goals. As a result of the modification, the Company recorded no incremental expense during the three months ended September 30, 2025 and $1.1 million of incremental expense during the nine months ended September 30, 2025.

As of September 30, 2025, the Company had $3.5 million of unrecognized stock-based compensation expense related to unvested Performance Shares and PSUs that are expected to be recognized over a weighted-average period of 2.56 years.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$13	$17	$39	$60
Sales and marketing	541	785	1,457	2,330
General and administrative	2,777	5,099	10,980	20,674
Total stock-based compensation	$3,331	$5,901	$12,476	$23,064
For the three months ended September 30, 2025 and 2024, the Company paid $0.8 million and $2.1 million in connection with the net settlement of income tax obligations related to employee equity awards that vested during the period. During the nine months ended September 30, 2025 and 2024, the Company paid $1.8 million and $2.1 million for the net settlement of income tax obligations related to employee equity awards that vested during the respective period.
13 – INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company recorded an income tax benefit of $0.3 million and $0.1 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded an income tax benefit and provision of $2.3 million and $29,000, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2025, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Based on the Company's current analysis of the provisions, the Company does not expect these tax law changes to have a material impact on the Company's consolidated financial statements; however, the Company will continue to evaluate their impact as further information becomes available.
14 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended September 30, 2025 and 2024, the Company recorded expenses associated with such services of $0.8 million and $1.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded expenses associated with such services of $2.9 million and $4.0 million, respectively. Amounts payable to the third party as of September 30, 2025 and December 31, 2024 was $0.5 million and $0.8 million, respectively.
15 – NET LOSS PER SHARE
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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(89,819)	$(19,789)	$(97,981)	$(27,050)

Weighted-average common shares outstanding—basic	134,214,292	128,291,933	132,290,564	126,886,385
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	134,214,292	128,291,933	132,290,564	126,886,385

Loss per share
Basic and diluted	$(0.67)	$(0.15)	$(0.74)	$(0.21)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units, restricted stock awards, performance stock units and performance shares	13,393,349	12,341,893	13,393,349	12,341,893
16 – RESTRUCTURING PLAN
On May 15, 2025, the Board of Directors of the Company approved a comprehensive enterprise initiative designed to streamline the Company’s organizational structure and rebalance its cost base to improve profitability and cash flow generation. As part of this initiative, the Company plans to identify opportunities to deliver cost savings and efficiencies. These savings are expected to be achieved through a multi-step strategic optimization plan (“Project Gravity”), which includes a reduction in force and the centralization and streamlining of the Company’s operations. Project Gravity, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges expected to be incurred by the end of fiscal year 2025.
As a result of these initiatives, the Company has recorded $6.2 million and $9.7 million of expenses within restructuring and other costs in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. Of these total costs $5.1 million and $6.4 million are related to professional fees and other related costs and $1.1 million and $3.3 million are associated with severance and other personnel costs for the three and nine months ended September 30, 2025, respectively. All restructuring charges recognized to date are expected to be settled in cash and the Company does not anticipate significant non-cash charges related to Project Gravity at this time.
The following table presents a roll-forward of restructuring-related liabilities recorded within accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Severance and Other Personnel Costs	Professional Fees and Other Related Costs	Total
Balance at December 31, 2024	$—	$—	$—
Charges incurred	3,310	6,362	9,672
Cash payments	(1,622)	(4,062)	(5,684)
Balance at September 30, 2025	$1,688	$2,300	$3,988

17 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company’s one operating segment derives revenues from customers through the design, sourcing, sales, and support of wood pellet fueled barbecue grills, the pellets used to fire the grills as well as rubs, spices, sauces, and grill accessories. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The accounting policies of the Company’s one operating segment are the same as those described in the summary of significant accounting policies. The Company's chief operating decision maker (“CODM”), the CEO, regularly reviews segment assets and liabilities on the condensed consolidated balance sheets as total consolidated assets. The CODM assess performance for the Company's one operating segment and decides how to allocate resources based on consolidated revenue, gross margin, demand creation costs, and net loss, by comparing actual results to historical results and previously forecasted financial information. As there is a single operating segment, the Company does not have intra-entity sales or transfers that impact the consolidated financials.
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$125,396	$122,050	$414,162	$435,435
Cost of revenue	76,850	70,362	249,157	248,856
Gross profit	48,546	51,688	165,005	186,579

Demand creation (1)	5,459	9,085	20,024	26,764
Other operating expenses (2)	45,518	50,031	146,627	162,521
Other segment items (3)	87,388	12,361	96,335	24,344
Net loss	$(89,819)	$(19,789)	$(97,981)	$(27,050)
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
(2)Represents total operating expenses, excluding demand creation, goodwill impairment and restructuring and other costs, as presented in the accompanying condensed consolidated statement of operations and comprehensive loss. These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, and depreciation expense.
(3)Represents consolidated goodwill impairment, restructuring and other costs, interest expense, other income (expense), net, and provision (benefit) for income taxes as presented in the accompanying condensed consolidated statement of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), on March 7, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Our revenue increased by 2.7% and decreased by 4.9% for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, respectively, and was $125.4 million and

$414.2 million for the three and nine months ended September 30, 2025, respectively, up from $122.1 million and down from $435.4 million for the three and nine months ended September 30, 2024, respectively. We recorded a net loss of $89.8 million and $98.0 million for the three and nine months ended September 30, 2025, respectively, compared to a net loss of $19.8 million and $27.1 million for the three and nine months ended September 30, 2024, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions, and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth, or recession. We believe there is significant uncertainty regarding how macroeconomic conditions, including tariffs, sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see demand for our products.
Since the beginning of 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. Certain tariffs went into effect in March and April, though others were paused by the Trump administration for further negotiation. Further tariffs were also announced by the President Trump in early August. The implementation of tariffs has the potential to disrupt existing supply chains and impose additional costs on businesses in our industry. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers require us to increase prices for our products in the U.S., this could lead to decreased consumer demand for our products, which would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business” included in our Annual Report on Form 10-K.
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, as part of Project Gravity, our previously announced multi-step strategic optimization plan, we have conducted a reduction in force and are centralizing our MEATER business into our Salt Lake City infrastructure to reduce overhead and drive organizational efficiency. Additionally, we are pursuing streamlining and channel optimization initiatives including discontinuing the Costco roadshow program, redirecting Traeger.com consumers to our retail partners' websites as part of an exit from the Traeger direct-to-consumer business, transitioning to a distributor model in European markets that currently operate under a direct model, and pellet mill consolidation. We have also taken proactive steps to mitigate tariff-related risks by increasing product prices and negotiating cost savings with our manufacturers. We expect continued cost savings to improve operating results in the long term, but given the uncertainty of the macroeconomic environment in the near term, including as a result of tariffs, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business. We will continue to monitor and, if necessary, take additional action to mitigate the effects of the macroeconomic environment on our business.
Components of Results of Operations
Revenue
We derive substantially all of our revenue from the sale of grills, consumables and accessories in North America, which includes the United States and Canada. We recognize revenue, net of product returns, for our grills, consumables and accessories generally at the time of shipment to retailers through our retail channel and to customers through our DTC channel. Estimated product returns are recorded as a reduction of revenue at the time of recognition and are calculated based on product returns history, observable changes in return behavior, and expected returns based on sales volume and mix. We also have certain contractual programs that can give rise to elements of variable consideration, such as volume incentive rebates, with estimated amounts of credits recorded as a reduction to revenue.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.1 million and $3.3 million for the three months ended September 30, 2025, and 2024, respectively, and $9.4 million and $11.8 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Amortization of Intangible Assets

Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our Company in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries (collectively, "Apption Labs") pursuant to a share purchase agreement. These costs are amortized on a straight-line basis over 2.5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
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
During the three months ended September 30, 2025, we identified a potential indicator of impairment due to the sustained decrease of our stock price and market capitalization which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit. Based on the quantitative impairment test of goodwill, we determined that the carrying value of the reporting unit was in excess of its fair value after considering a control premium and recorded a non-cash impairment charge of $74.7 million, for the three and nine months ended September 30, 2025. For details associated with our interim goodwill impairment, see Note 7 – Goodwill to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Restructuring and Other Costs
On May 15, 2025, the Board of Directors of the Company approved a comprehensive enterprise initiative designed to streamline our organizational structure and rebalance its cost base to improve profitability and cash flow generation. As part of this initiative, we plan to identify opportunities to deliver cost savings and efficiencies. These savings are expected to be achieved through Project Gravity, which includes a reduction in force and the centralization and streamlining of our operations.
As a result of these initiatives, we have recorded $6.2 million and $9.7 million of expenses within restructuring and other costs in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2025, respectively. Of these total costs, $5.1 million and $6.4 million are related to professional fees and other related costs and $1.1 million and $3.3 million are associated with severance and other personnel costs for the three and nine months ended September 30, 2025, respectively.
Total Other Expense
Total other expense consists of interest expense and other income (expense), net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contract as a cash flow hedge. Other income (expense), net consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, the benefit recognized associated with the employee retention tax credit, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	%	2025	2024	Amount	%
Revenue	$125,396	$122,050	$3,346	2.7%	$414,162	$435,435	$(21,273)	(4.9)%
Cost of revenue	76,850	70,362	6,488	9.2%	249,157	248,856	301	0.1%
Gross profit	48,546	51,688	(3,142)	(6.1)%	165,005	186,579	(21,574)	(11.6)%
Operating expenses:
Sales and marketing	20,000	26,162	(6,162)	(23.6)%	66,989	76,065	(9,076)	(11.9)%
General and administrative	22,164	24,135	(1,971)	(8.2)%	73,215	86,764	(13,549)	(15.6)%
Amortization of intangible assets	8,813	8,819	(6)	(0.1)%	26,447	26,456	(9)	—%
Goodwill impairment	74,725	—	74,725	*	74,725	—	74,725	*
Restructuring and other costs	6,204	—	6,204	*	9,672	—	9,672	*
Total operating expense	131,906	59,116	72,790	123.1%	251,048	189,285	61,763	32.6%
Loss from operations	(83,360)	(7,428)	75,932	1,022.2%	(86,043)	(2,706)	83,337	3,079.7%
Other income (expense):
Interest expense	(7,815)	(8,534)	(719)	(8.4)%	(23,799)	(25,308)	(1,509)	(6.0)%
Other income (expense), net	1,049	(3,964)	(5,013)	(126.5)%	9,563	993	8,570	863.0%
Total other expense	(6,766)	(12,498)	(5,732)	(45.9)%	(14,236)	(24,315)	(10,079)	(41.5)%
Loss before provision (benefit) for income taxes	(90,126)	(19,926)	70,200	352.3%	(100,279)	(27,021)	73,258	271.1%
Provision (benefit) for income taxes	(307)	(137)	(170)	124.1%	(2,298)	29	(2,327)	(8,024.1)%
Net loss	$(89,819)	$(19,789)	$70,030	353.9%	$(97,981)	$(27,050)	$70,931	262.2%
* Not meaningful

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$76,569	$74,931	$1,638	2.2%
Consumables	25,296	22,531	2,765	12.3%
Accessories	23,531	24,588	(1,057)	(4.3)%
Total Revenue	$125,396	$122,050	$3,346	2.7%
Revenue increased by $3.3 million, or 2.7%, to $125.4 million for the three months ended September 30, 2025 compared to $122.1 million for the three months ended September 30, 2024. The increase was driven primarily by higher sales of consumables, Traeger branded accessories and grills, partially offset by lower sales from MEATER smart thermometers.
Revenue from our grills increased by $1.6 million, or 2.2%, to $76.6 million for the three months ended September 30, 2025 compared to $74.9 million for the three months ended September 30, 2024. The increase was primarily driven by low-double digit increase in average selling price, partially offset by high-single digit reduction in unit volume. The increase in average selling price was primarily due to pricing shifts, account mix shift and lower mix of direct import sales. Lower unit volume was driven by lower orders of higher priced grills and timing of direct import shipments.
Revenue from our consumables increased by $2.8 million, or 12.3%, to $25.3 million for the three months ended September 30, 2025 compared to $22.5 million for the three months ended September 30, 2024. The increase was primarily driven by mid-double digit increase in wood pellet sales, partially offset by low-single digit reduction in food consumables sales. Wood pellet sales were driven by low-double digit increase in average selling price driven by strategic alignment with wholesale partners and low-single digit unit volume increase as a result of channel expansion. Food consumables low-single digit reduction in sales was primarily due to lower average selling price of rubs with the launch of lower priced offerings.
Revenue from our accessories decreased by $1.1 million, or 4.3%, to $23.5 million for the three months ended September 30, 2025 compared to $24.6 million for the three months ended September 30, 2024. The decrease was driven primarily by lower sales of MEATER smart thermometers.
Gross Profit

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$48,546	$51,688	$(3,142)	(6.1)%
Gross margin (Gross profit as a percentage of revenue)	38.7%	42.3%
Gross profit decreased by $3.1 million, or 6.1%, to $48.5 million for the three months ended September 30, 2025 compared to $51.7 million for the three months ended September 30, 2024. Gross margin decreased to 38.7% for the three months ended September 30, 2025 from 42.3% for the three months ended September 30, 2024. The decrease in gross margin was driven primarily by tariff related costs, partially offset by favorability from pricing shifts, supply chain efficiencies, and strategic alignment with wholesale partners.
Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$20,000	$26,162	$(6,162)	(23.6)%
As a percentage of revenue	15.9%	21.4%
Sales and marketing expense decreased by $6.2 million, or 23.6%, to $20.0 million for the three months ended September 30, 2025 compared to $26.2 million for the three months ended September 30, 2024. As a percentage of revenue, sales and marketing expense decreased to 15.9% for the three months ended September 30, 2025 from 21.4% for the three months ended September 30, 2024. The decrease was primarily due to cost reduction actions associated with Project Gravity and lower advertising expenses.
General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$22,164	$24,135	$(1,971)	(8.2)%
As a percentage of revenue	17.7%	19.8%
General and administrative expense decreased by $2.0 million, or 8.2%, to $22.2 million for the three months ended September 30, 2025 compared to $24.1 million for the three months ended September 30, 2024. As a percentage of revenue, general and administrative expense decreased to 17.7% for the three months ended September 30, 2025 from 19.8% for the three months ended September 30, 2024. The decrease was primarily due to lower stock-based compensation expense, partially offset by a legal settlement in the prior period.
Goodwill Impairment

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Goodwill impairment	$74,725	$—	$74,725	*
As a percentage of revenue	59.6%	—%
* Not meaningful
We recorded non-cash goodwill impairment of $74.7 million for the three months ended September 30, 2025, as compared to no goodwill impairment for the three months ended September 30, 2024. The impairment was primarily driven by a sustained decrease of our stock price and market capitalization, resulting in our reporting unit's carrying amount exceeding its fair value.
Restructuring and Other Costs

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Restructuring and other costs	$6,204	$—	$6,204	*
As a percentage of revenue	4.9%	—%
* Not meaningful
We recorded $6.2 million of restructuring and other costs for the three months ended September 30, 2025 as compared to no restructuring costs for the three months ended September 30, 2024. These costs are related to our multi-step strategic optimization plan, which includes workforce reductions and the centralization and streamlining of operations. These costs primarily relate to professional fees associated with the execution of these initiatives.

Total Other Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(7,815)	$(8,534)	$(719)	(8.4)%
Other income (expense), net	1,049	(3,964)	(5,013)	(126.5)%
Total other expense	$(6,766)	$(12,498)	$(5,732)	(45.9)%
As a percentage of revenue	(5.4)%	(10.2)%
Total other expense decreased by $5.7 million, or 45.9%, to $6.8 million for the three months ended September 30, 2025 compared to $12.5 million for the three months ended September 30, 2024. This decrease was primarily driven by lower unrealized losses on our interest rate swap and the benefit recognized from the employee retention tax credit, partially offset by unfavorable impacts from foreign currency exchange rates and related contracts.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$237,437	$246,721	$(9,284)	(3.8)%
Consumables	91,941	88,621	3,320	3.7%
Accessories	84,784	100,093	(15,309)	(15.3)%
Total Revenue	$414,162	$435,435	$(21,273)	(4.9)%
Revenue decreased by $21.3 million, or 4.9%, to $414.2 million for the nine months ended September 30, 2025 compared to $435.4 million for the nine months ended September 30, 2024. The decrease was driven primarily by lower sales from our MEATER smart thermometers and grills, partially offset by higher sales from Traeger branded accessories and consumables.
Revenue from our grills decreased by $9.3 million, or 3.8%, to $237.4 million for the nine months ended September 30, 2025 compared to $246.7 million for the nine months ended September 30, 2024. The decrease was primarily driven by mid-single digit reduction in average selling price, partially offset by low-single digit increase in unit volume. Lower average selling price was driven by mix shift to lower priced grills. Increased unit volume was driven by load-in of newly launched grills and higher orders of lower ASP grills.
Revenue from our consumables increased by $3.3 million, or 3.7%, to $91.9 million for the nine months ended September 30, 2025 compared to $88.6 million for the nine months ended September 30, 2024. The increase was driven by mid-single digit increase in wood pellet sales, partially offset by a mid-single digit reduction in food consumables sales. Wood pellet sales were driven by high-single digit increase in average selling price driven by strategic alignment with wholesale partners. Food consumables mid-single digit reduction in sales was primarily due to lower average selling price of rubs with launch of lower priced offerings.
Revenue from our accessories decreased by $15.3 million, or 15.3%, to $84.8 million for the nine months ended September 30, 2025 compared to $100.1 million for the nine months ended September 30, 2024. The decrease was driven primarily by lower sales of MEATER smart thermometers, partially offset by low-single digit unit volume increase in Traeger branded accessories.
Gross Profit

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$165,005	$186,579	$(21,574)	(11.6)%
Gross margin (Gross profit as a percentage of revenue)	39.8%	42.8%
Gross profit decreased by $21.6 million, or 11.6%, to $165.0 million for the nine months ended September 30, 2025 compared to $186.6 million for the nine months ended September 30, 2024. Gross margin decreased to 39.8% for the nine months ended September 30, 2025 from 42.8% for the nine months ended September 30, 2024. The decrease in gross margin was driven primarily by tariff related costs, unfavorable grill mix and increasing funding for promotional activities, partially offset by supply chain efficiencies and strategic alignment with wholesale partners.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$66,989	$76,065	$(9,076)	(11.9)%
As a percentage of revenue	16.2%	17.5%
Sales and marketing expense decreased by $9.1 million, or 11.9%, to $67.0 million for the nine months ended September 30, 2025 compared to $76.1 million for the nine months ended September 30, 2024. As a percentage of revenue, sales and marketing expense decreased to 16.2% for the nine months ended September 30, 2025 from 17.5% for the nine months ended September 30, 2024. The decrease was primarily due to lower advertising costs and cost reductions associated with Project Gravity.
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$73,215	$86,764	$(13,549)	(15.6)%
As a percentage of revenue	17.7%	19.9%
General and administrative expense decreased by $13.5 million, or 15.6%, to $73.2 million for the nine months ended September 30, 2025 compared to $86.8 million for the nine months ended September 30, 2024. As a percentage of revenue, general and administrative expense decreased to 17.7% for the nine months ended September 30, 2025 from 19.9% for the nine months ended September 30, 2024. The decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $9.7 million, and legal settlement costs in the comparable period, partially offset by increased employee costs.
Goodwill Impairment

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Goodwill impairment	$74,725	$—	$74,725	*
As a percentage of revenue	18.0%	—%
* Not meaningful
We recorded non-cash goodwill impairment of $74.7 million for the nine months ended September 30, 2025, as compared to no goodwill impairment for the nine months ended September 30, 2024. The impairment was primarily driven by a sustained decrease of our stock price and market capitalization, resulting in our reporting unit's carrying amount exceeding its fair value.
Restructuring and Other Costs

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Restructuring and other costs	$9,672	$—	$9,672	*
As a percentage of revenue	2.3%	—%
* Not meaningful
We recorded $9.7 million of restructuring and other costs for the nine months ended September 30, 2025 as compared to no restructuring costs for the nine months ended September 30, 2024. These costs are related to our multi-step strategic optimization plan, which includes a reduction in force and the centralization and streamlining of our operations. These restructuring costs primarily relate to professional fees associated with the execution of these initiatives, as well as severance and other personnel costs.
Total Other Expense

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(23,799)	$(25,308)	$(1,509)	(6.0)%
Other income, net	9,563	993	8,570	863.0%
Total other expense	$(14,236)	$(24,315)	$(10,079)	(41.5)%
As a percentage of revenue	(3.4)%	(5.6)%
Total other expense decreased by $10.1 million, or 41.5%, to $14.2 million for the nine months ended September 30, 2025 compared to $24.3 million for the nine months ended September 30, 2024. This decrease was primarily due to the benefit recognized from the employee retention tax credit and favorable impacts from foreign currency exchange rates and related contracts, partially offset by lower realized gains on our interest rate swap.
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
As of September 30, 2025, we had cash and cash equivalents of $5.9 million, $112.5 million borrowing capacity under our Revolving Credit Facility (as defined below) and $48.8 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2025, we had no outstanding loan amounts under the Revolving Credit Facility and Receivables Financing Agreement. As of September 30, 2025, the total principal amount outstanding under our First Lien Term Loan Facility was $403.4 million, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including the implementation of Project Gravity, our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.

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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$5,009	$16,416
Net cash used in investing activities	(5,863)	(10,233)
Net cash used in financing activities	(8,261)	(19,232)
Net decrease in cash and cash equivalents	$(9,115)	$(13,049)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash provided by operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to changes in net working capital and an increase in net loss, adjusted for non-cash items, as compared to the prior year period. The change in net working capital was primarily due to a decrease in accounts payable and accrued expenses, reflecting the timing of inventory related purchases and payments. Additionally, lower manufacturing deposits utilized for inventory procurement contributed to the increase, along with a smaller change in accounts receivable during the current period, driven by the collection of large trade receivable balances.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2025 was primarily related to lower capital expenditures related to wood pellet production machinery and equipment, as well as a reduction in costs associated with internal-use software.
Cash Flow from Financing Activities
The decrease in cash used in financing activities during the nine months ended September 30, 2025 was primarily attributable to lower net borrowings under our Revolving Credit Facility and Receivables Financing Agreement as compared to the prior year. These funds were used to support general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (as amended from time to time, the "First Lien Credit Agreement"). The First Lien Credit Agreement provides for a senior secured term loan facility (the "First Lien Term Loan Facility") and a revolving credit facility (the "Revolving Credit Facility" and, together with the First Lien Term Loan Facility, the "Credit Facilities"). We entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. Our obligations under the First Lien Credit Agreement are substantively unchanged.
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

The First Lien Term Loan Facility accrues interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of September 30, 2025 and December 31, 2024, the total principal amount outstanding on the First Lien Term Loan Facility was $403.4 million and $403.6 million, respectively.
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
The Amendment made several material modifications to the Revolving Credit Facility. The overall size of the Revolving Credit Facility has been reduced by 10% to $112.5 million, and has been split into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of September 30, 2025 and December 31, 2024, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. Pursuant to the Amendment, we have agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if our utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of September 30, 2025, we were in compliance with the covenants under the Credit Facilities.
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

On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings and had drawn down $5.0 million, respectively, under this facility for general corporate and working capital purposes.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2025 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, except as indicated below, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
Valuation of Goodwill and Acquired Intangible Assets
Goodwill
We perform our annual goodwill impairment analysis in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value. During the three months ended September 30, 2025, we identified a potential indicator of impairment due to the sustained decrease of our stock price which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit.
The fair value of the reporting unit was based upon a weighted analysis using both an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on our interim impairment test of goodwill as of September 30, 2025, we determined that the carrying value of the reporting unit was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million, representing the entire goodwill balance, for the three and nine months ended September 30, 2025. For details associated with our interim goodwill impairment, see Note 7 – Goodwill to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results. For more information, see Note 11 – Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Amendment No. 4 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 5, 2025.	10-Q	08/07/25	10.1

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 5, 2025
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2025
	By:	/s/ Michael J. Hord
	Name:	Michael J. Hord
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)