Form 10-K
period 2025-12-31
Traeger, Inc.
filed 2026-03-06
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Registrant’s telephone number, including area code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of Common Stock on the New York Stock Exchange on June 28, 2025, was $64.9 million.
As of March 3, 2026, there were 137,251,532 shares of the registrant’s common stock, par value of $0.0001 outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Additionally, we may provide information herein that is not necessarily “material” under the federal securities laws for Securities and Exchange Commission (“SEC”) reporting purposes, but that is informed by various standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates, or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events, or otherwise.
As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “we,” “us,” “our,” the “Company,” “Traeger” refer to Traeger, Inc. and its consolidated subsidiaries.

GENERAL INFORMATION
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•We may not realize the anticipated benefits of our multi-step strategic optimization plan, Project Gravity, and the related reduction in force and operational centralization may adversely affect our business, results of operations, and culture.
•We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
•We may be unable to manage our business through periods of strategic realignment, which could make it difficult to execute our business strategy.
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
•Our business could be adversely affected by issues in relation to sustainability and corporate responsibility matters, both in relation to our own operations and the operations of our supply chain partners.
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
•Our failure to remain in compliance with the continued listing requirements of the New York Stock Exchange standards could result in the delisting of our common stock.
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
At the heart of our brand is a passionate and engaged community called the Traegerhood, which includes everyone from casual grillers to competition pitmasters and professional chefs. Our flagship wood pellet grills are internet of things (“IoT”) devices that allow owners to program, monitor, and control their grill through our Traeger app, which engaged 2.8 million active users for the fiscal year ended December 31, 2025. We complement our innovative cooking technologies with an extensive digital library of original recipes and Traeger cooking classes. In addition, we offer consumable products, such as wood pellets, rubs, and sauces, that drive recurring revenue.
Leveraging our authentic brand and the Traegerhood, we have established an omnichannel distribution strategy led by retailers ranging from Ace Hardware and The Home Depot to Amazon and Best Buy. We complement this retail channel with direct to consumer (“DTC”) sales through our website and Traeger app.
Today, we estimate that 78 million households in the United States own a grill, representing the total addressable market. With approximately 2.7 million Traeger grills sold in the United States from 2020 to 2025, we estimate that our U.S. household penetration is only 3.4% of this total addressable market. As a result, we believe our potential market opportunity is massive and that our ability to grow within and beyond the outdoor grill market is unrivaled. We see opportunities to expand our integrated, connected cooking platform with new types of technologies and experiences. Together with the Traegerhood, we are disrupting home cooking.
Recent Developments-Project Gravity
In May 2025, we launched “Project Gravity,” a multi-step strategic optimization plan to streamline our organizational structure and rebalance our cost base. Actions include a reduction in force, centralization of our MEATER business into our Salt Lake City infrastructure, discontinuation of the Costco roadshow program, redirection of Traeger.com consumers to retail partners as part of our exit from the Traeger direct-to-consumer business, transition to a distributor model in certain European markets that currently operate under a direct model, and pellet mill consolidation. We recorded $24.9 million of total restructuring and other costs related to these actions in fiscal year 2025 and expect the program to be substantially completed by the end of fiscal year 2026.
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
Our Integrated Platform
Our integrated platform includes six types of products: wood pellet grills, gas griddles, digital content, the Traeger app, consumables and grilling accessories. We integrate these products to optimize the cooking experience and produce valuable feedback loops with consumers. As a result, our integrated platform can drive grill usage, brand affinity, word of mouth, and purchases of our consumables.
Products
Our Grills
We offer eight primary grill lines: Woodridge Series, Timberline Series, Ironwood Series, Pro Series with WiFIRE, Pro Series without WiFIRE, Portable Series, Club Lineup, and Flatrock flat top grill. These grills vary in size, price, construction, materials, and digital technologies. Our grills represented 53.3% and 53.8% of our revenue for the year ended December 31, 2025 and 2024, respectively.
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
Traeger Shop Class
We offer “Shop Class: Private Table,” a series of shop classes that are taught online by community ambassadors and Traeger Pro team members and feature detailed prep-to-plate instruction. The small group format ensures that the class is personal and interactive. With the purchase of their ticket, participants receive a list of supplies they’ll need to follow along in real-time, as well as a swag bag filled with goodies. Shop Classes are also offered in-person in select markets throughout the year.
The Traeger App
Our Traeger app, which we launched in 2017, is a mobile software application available on iOS or Android devices. The Traeger app is free to download from the Apple App Store or Google Play, is free to use, and engaged 2.8 million active users for the fiscal year ended December 31, 2025.
Our Consumables
We offer a variety of Traeger-branded wood pellets, rubs, and sauces for use when cooking with our grills. Our digital content and expanding collection of recipes provide users the opportunity to test their skills with these Traeger-branded flavor enhancers. Our consumables represented 22.8% and 19.7% of our revenue for the year ended December 31, 2025 and 2024, respectively.
Our Accessories
We offer a variety of grill accessories (including the MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rail, covers, drip trays, bucket liners, storage bins, and shelves), tools to aid in meal prep, cooking, and cleanup (including pellet storage systems, cleaning solutions, and barbecue tools), replacement parts, and apparel and merchandise (including t-shirts, hooded sweatshirts, and baseball hats, in various styles). Our accessories represented 24.0% and 26.5% of our revenue for the year ended December 31, 2025 and 2024, respectively.
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
Sales
We have two primary sales channels: retail and DTC. Our retail channel covers our relationships with brick-and-mortar retailers, e-commerce platforms, and multichannel retailers. Our core retail products are available through a broad network of retail partners across global markets.
Going forward, as part of Project Gravity, we are discontinuing the Costco roadshow program, redirecting Traeger.com consumers to our retail partners’ websites as part of our exit from the Traeger direct-to-consumer business, and transitioning to a distributor model in certain European markets that currently operate under a direct model. These changes are intended to streamline our channel strategy and reduce overhead while maintaining consumer access to our products.
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
As of December 31, 2025, our Product team consisted of 66 members. Our team aims to build upon our core concepts of taste, versatility, ease of use, consistency, and community. Since 2014, our team has re-envisioned the outdoor cooking archetype with digital experiences and has developed and leveraged our intellectual property and proprietary rights to help protect and enhance our business and competitive position.

Human Capital and Culture
We believe that the Traeger culture and people differentiate us from competitors by enabling us to sustain product innovation, engage our community, elevate our brand, and form strong partnerships over the long term. In our model, culture precedes strategy and process.
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
As of December 31, 2025, we had approximately 433 employees, all of which were full-time. We also retain consultants, independent contractors, and temporary and part-time workers. As of December 31, 2025, our employees were located in 35 states and 5 countries, with 333 located in the United States. Our employees are divided across several core functions, including sales and marketing, supply chain management, product development, wood pellet manufacturing, and culinary and talent management. None of our employees are currently covered by a collective bargaining agreement, and we have had no labor-related work stoppages. In 2025, we initiated a reduction in force as part of Project Gravity to streamline our organizational structure and reduce costs, and we are centralizing certain operations, including MEATER, into our Salt Lake City infrastructure. We remain focused on maintaining a strong culture to support innovation and execution during this transition.
Manufacturing, Supply Chain, and Logistics
We have developed an efficient and scalable global supply chain with a focus on improving products and services while reducing costs. The supply chain organization includes global planning, retail operations, third-party manufacturing and logistics providers, vertically integrated wood pellet manufacturing, program management, and customer experience teams. Our internal supply chain management team oversees our global supply chain and includes personnel in the United States and China. Our operations in China are primarily focused on quality control, product engineering, and supply chain logistics and includes employees that monitor the production quality of our manufacturers and direct suppliers. This team in China also works to identify new manufacturing capacity as needed and manages the transfer of technology between direct and indirect suppliers to manage our supply chain risk. Approximately 50% of our sales is driven by goods imported to the United States from China, and we continue to monitor trade policy and work on strategies to offset the impact of tariffs. Our internal supply chain management team supports product introductions and evolving channel strategies, researches materials and equipment, qualifies direct suppliers and potential manufacturers, directs internal demand and production planning, manages product purchasing plans and oversees product transportation. Our personnel also work with our third-party manufacturers to monitor product quality and manufacturing process efficiency.
We utilize third-party manufacturers to manufacture and supply our grills and accessories. Our grills are currently manufactured in China and Vietnam, our MEATER smart thermometer accessories are currently manufactured in Taiwan, and we outsource the production of our accessories and apparel to a global network of suppliers. Approximately 80% of our grills are manufactured in China, while substantially all of our consumables are manufactured in the United States. The raw materials and components used in our grills and accessories are sourced either directly by us or on our behalf by our manufacturers from a variety of suppliers. Similarly, the raw materials for our hardwood pellets produced in the United States are sourced directly by us, and from local sources wherever possible. Our supply chain management team coordinates the relationships and commercial terms between our manufacturers and the suppliers of raw material and components that we have sourced directly.

We regularly review our existing manufacturers and direct and indirect suppliers globally, and evaluate new manufacturers and suppliers, to support scaling our manufacturing base and strategically position our operations to mitigate risk related to geopolitical and macroeconomic pressures as we grow. In recent years, there have been growing stakeholder interest and regulatory scrutiny in relation to companies’ management of their supply chains, which introduces additional criteria by which suppliers may now be assessed. For additional discussion relating to the availability of raw materials used for our business, please see Part I, Item 1A. “Risk Factors—Significant increases in the cost of raw materials for our wood pellet facilities or our suppliers suffering from operating or financial difficulties could adversely impact revenue and our ability to satisfy customer demand” and “Risk Factors—Fluctuations in the cost and availability as well as delays of raw materials, equipment, labor, and transportation could cause manufacturing delays or increase our costs.”
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
We produce our wood pellets through a vertically integrated network of four wood pellet production facilities in the United States and a select number of contract manufacturers capable of meeting our specifications in the United States and Poland. This network includes an owned and operated facility in New York and leased facilities in Oregon, Georgia, and Texas. Our facilities are strategically located across the United States near hardwood inputs and key customer distribution centers. We believe operating these facilities gives us greater control over production and supply, and we pay for and own certain tooling and equipment at these facilities in order to maintain product quality and supply requirements, including the specific moisture content of our wood pellets. We are committed to continued improvement in our wood pellet production operations. We have implemented a quality management system designed to promote delivery of consistent, high-quality wood pellets, especially as our production volumes have increased. In 2025, we began implementing consolidation initiatives within our wood pellet production network as part of Project Gravity, while continuing to emphasize quality management systems and supply continuity. We also are centralizing certain functions to drive efficiency and control costs. These actions may result in near-term changes to production flows and logistics, while we continue to utilize multiple third-party logistics providers for warehousing and shipping.
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

The original patent for the wood pellet grill, which was filed by Joe Traeger in 1986, expired in 2006. As of December 31, 2025, we had approximately 637 trademark registrations and 71 pending trademark applications in the United States and other countries. As of December 31, 2025, we had approximately 85 issued U.S. patents and 17 U.S. patent applications pending and had approximately 254 issued foreign patents and 78 foreign patent applications pending. Our material U.S. patents for our current products generally expire between March 2026 and May 2039, and cover rights related to our WiFIRE technology, D2 Direct Drive, and Super Smoke, among others.
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
Sustainability and Corporate Responsibility
We aim to identify ways to reduce adverse environmental impacts in our operations, supply chain, and product lifecycles to the extent possible. We have launched sustainability and corporate responsibility initiatives across our organization to address certain potential and/or actual environmental impacts. The wood pellet industry has received scrutiny from certain civil society groups and the media for environmental impacts associated with wood sourcing and pellet burning. To address these stakeholder concerns, we aim to reduce the environmental impact of our wood pellet business. For example, our Sustainable Wood Sourcing Policy requires that all upstream harvesting activities be conducted legally and aims to promote alignment with sustainable forestry best practices, such as by working to understand and document Traeger’s wood pellet supply chain to promote the sourcing of wood pellet materials from responsibly managed forests and/or recycled sources.
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
Environmental Matters
Certain of our operations, properties, and products are subject, and may become increasingly subject in the future, to stringent and comprehensive federal, state, and local laws and regulations governing matters including environmental protection, occupational health and safety, and the release or discharge of materials into the environment, including air emissions and wastewater discharges. These laws and regulations, among other matters, govern activities and operations that may have adverse environmental effects, such as discharges to air, soil, and water, and establish standards for the handling of hazardous and toxic substances and the handling and disposal of solid and hazardous wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial obligations, and the issuance of orders enjoining some or all of our operations in affected areas.
The general trend in environmental regulation is towards increasingly stringent and broader requirements for activities that may affect the environment. Any changes in environmental laws and regulations or re-interpretation of such laws and regulations, or enforcement policies, that result in more stringent and costly requirements could have a material adverse effect on our operations and products, particularly with respect to our wood pellet production facilities, and financial position. Although we monitor environmental requirements closely and budget for the expected costs, actual future expenditures may be different from the amounts we currently anticipate spending. Moreover, certain environmental laws impose joint and several strict liability for costs to clean up and restore sites where pollutants have been disposed or otherwise spilled or released. We cannot assure you that we will not incur significant costs and liabilities for remediation or damage to property, natural resources, or persons as a result of spills or releases from our operations or those of a third party. We may choose not to, or may be otherwise unable to, pass on any increased costs to our customers. Although compliance with existing environmental laws and regulations has not historically had a material impact on our results of operations, there is no assurance that the current level of regulation will continue in the future.
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
Air Emissions
The federal Clean Air Act, as amended (“CAA”), and state and local laws and implementing regulations, regulate the emission of air pollutants from our facilities. The CAA and state and local laws and regulations impose significant monitoring, testing, recordkeeping, and reporting requirements for these emissions. These laws and regulations require us to obtain pre-

approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit emission limits, and in certain cases utilize specific equipment or technologies to control and measure emissions. Obtaining these permits can be both costly and time intensive and has the potential to delay opening of new facilities or significant expansion of existing facilities; moreover, complying with these permits, including satisfying testing requirements, can be costly and time-intensive. Failure to comply with these laws, regulations, and permit requirements may cause us to face fines, penalties, or injunctive orders in connection with air pollutant emissions from our operations.
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
Climate Change and Greenhouse Gases
Climate change continues to attract considerable attention globally. Numerous proposals have been made and could continue to be made at the international, national, regional, state, and local levels of government to monitor and limit existing emissions of greenhouse gases (“GHG”) as well as to restrict or eliminate future emissions. Moreover, in certain cases, policymakers may consider the impact of GHG emissions, alongside other environmental or social impacts, in determining the relevant costs or benefits of various actions, which may lead to regulatory or legislative initiatives increasing the cost of certain activities. Certain jurisdictions have also adopted, or are considering adopting, various fees for GHG emissions, including those embedded in the value chain for certain products. As a result of these developments, our operations could be subject to a series of regulatory, litigation, and financial risks associated with the production, transportation, and sale of our products. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, and the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, as well as changes in policymaker perspectives on such matters. Compliance with changes in laws and regulations, or interpretations of such laws and regulations, relating to climate change could increase our costs of operating and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. For more information, see Part I, Item 1A. “Risk Factors—Climate change legislation, regulatory initiatives, and litigation could result in increased operating costs or, in some instances, adversely impact demand for our products.”
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
Waste Handling
The Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and regulations promulgated thereunder, affect our operations by imposing requirements regarding the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own more stringent requirements. While most waste generated by our operations are exempt from regulation as hazardous wastes under RCRA, these wastes typically constitute “solid wastes” that are subject to less stringent non-hazardous waste requirements. However, it is possible that RCRA could be amended or the EPA or state environmental agencies could adopt policies to subject such wastes to more stringent waste handling requirements. Any changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.
Remediation of Hazardous Substances
The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and analogous state laws, generally impose strict and joint and several liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the EPA has designated certain PFAS as hazardous substances under CERCLA. Liability for any contamination under these laws could require us to make significant expenditures to investigate and remediate such contamination or attain and maintain compliance with such laws and could otherwise have a material adverse effect on our results of operations, competitive position, or financial condition.
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
Risks Related to Our Business and Industry
We may not realize the anticipated benefits of our multi-step strategic optimization plan, Project Gravity, and the related reduction in force and operational centralization may adversely affect our business, results of operations, and culture.
On May 15, 2025, our Board approved a comprehensive enterprise initiative, “Project Gravity,” designed to streamline our organizational structure, rebalance our cost base, and improve profitability and cash flow. Actions include a reduction in force, centralization of our MEATER business into our Salt Lake City infrastructure, streamlining and channel optimization initiatives (including discontinuing the Costco roadshow program and exiting our Traeger direct-to-consumer business by redirecting Traeger.com consumers to retail partners), transitioning to a distributor model in certain European markets that currently operate under a direct model, and pellet mill consolidation. We recorded $24.9 million of total restructuring and other costs in fiscal year 2025 related to these initiatives, and we currently expect Project Gravity, in its entirety, to be substantially completed by the end of fiscal year 2026.
Implementing these changes may disrupt our operations, divert management attention, and result in the loss of institutional knowledge and key personnel, which could harm product development, customer support, supply chain execution, and our ability to meet retailer requirements. Further, workforce reductions and site consolidations can negatively affect employee morale, productivity, and our culture, which we view as critical to innovation and brand engagement. Any such impacts could impair our ability to maintain product quality, deliver on time and in full, and preserve customer and retailer relationships.
We may incur additional or unanticipated restructuring charges, and the cost savings we expect may not be realized, may be delayed, or may be offset by reduced revenue, higher input costs, or other expenses. For example, transitioning to a distributor model in Europe, discontinuing certain channel programs, consolidating pellet production, and centralizing operations may create near-term operational complexity, require contractual renegotiations, or lead to one-time costs. If we do not execute these initiatives effectively, our results of operations and cash flows could be adversely affected.
In addition, reductions in force and business model transitions could expose us to legal and compliance risks, including with respect to labor and employment, health and safety, data protection, and ethical sourcing expectations across our supply chain, any of which could result in litigation, regulatory inquiries, or reputational harm.
We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.
We have incurred operating losses in the past and may continue to incur net losses in the future. For the year ended December 31, 2025, we had a net loss of $115.2 million. As of December 31, 2025, we had an accumulated deficit of $804.1 million. We expect our operating expenses to fluctuate as a percentage of revenue as we continue to manage our investments in innovation and enhance our product offerings. While we intend to leverage these expenses over time to achieve profitability and expand revenue opportunities, these efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may continue to decline for a number of other reasons, including reduced demand for our products, increased competition, a decrease in the growth or reduction in size of our overall market, a challenging macroeconomic environment, or if we cannot capitalize on growth opportunities. For example, during the year ended December 31, 2025, our total revenue decreased by 7.4% compared to the year ended December 31, 2024. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.
Our historical growth rates may not be sustainable or indicative of future growth.
Our historical, long-term rate of growth may not be sustainable or indicative of our future rate of growth, including in the near term. We have experienced increased demand for our products in the past, for example due to the impact that the COVID-19 pandemic had on consumer behavior as a result of various stay-at-home orders and restrictions on dining options and restaurant closures. Since 2022, we have experienced a relative downturn in consumer demand as compared to demand during the pandemic and a shift towards experiences, services, and leisure and away from big-ticket home-related products such as grills. We cannot predict if or when consumer behavior and demand will change. We believe that our revenue, as well as our ability to improve or maintain margins and profitability, will depend upon, among other factors, our ability to address the challenges, risks, and difficulties described elsewhere in this report and the extent to which our various products grow and contribute to our results of operations. We cannot provide assurance that we will be able to successfully manage any such challenges or risks to our future growth. In addition, our number of customers and markets may not continue to grow or may decline due to a variety of possible risks, including increased competition and the maturation of our business. Any of these factors could cause our revenue growth to decline and may adversely affect our margins and profitability. Failure to continue our revenue growth or improve margins would have a material adverse effect on our business, financial condition, and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.
We may be unable to effectively manage our business through periods of strategic realignment, which could make it more difficult to execute our business strategy.
We may be unable to effectively manage our business through periods of strategic realignment, which could make it difficult to execute our business strategy.
We have only a limited history operating at our current scale and, in response to evolving market conditions, have undertaken restructuring actions, including workforce reductions and, in 2025, Project Gravity, which includes a reduction in force and centralization and streamlining of operations. Managing our business through these changes places significant demands on management and our operational, financial, and IT infrastructure. Providing a high-quality customer experience is vital to our success in generating word-of-mouth referrals to drive sales, maintain and expand our brand recognition, and retain existing customers. If we do not effectively integrate organizational changes, retain critical talent, and maintain high-quality customer support and product quality, our reputation, brand, and results of operations could be harmed.
Our cost-savings initiatives and channel realignments may not produce the expected benefits and could introduce operational complexities. For example, centralizing MEATER operations, exiting our direct-to-consumer business (other than for MEATER), discontinuing certain channel programs, transitioning to distributors in certain European markets, and pellet mill consolidation may cause disruptions, require additional oversight of third parties, or lead to inventory and forecasting challenges, which could adversely affect revenue, gross margins, and retailer relationships.
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
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the U.S. has announced and implemented additional tariffs on certain imports from China under multiple authorities. On February 20, 2026, the Supreme Court ruled that the President cannot use the International Emergency Economic Powers Act (IEEPA) to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, within hours of the decision, the President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026, and subsequently increased these tariffs to 15% on February 21, 2026. Section 122 tariffs are subject to a 150-day statutory limit unless extended by Congress. In addition, the Office of the U.S. Trade Representative has announced it will initiate new Section 301 investigations into trading partners' unfair practices, which could result in additional tariffs. Section 301 tariffs on Chinese goods also remain in effect. The U.S. also continues to maintain tariffs on steel and aluminum, as well as increased tariffs and import restrictions on products imported from various other countries. These tariffs on aluminum and steel include derivative tariffs that have impacted and will continue to impact a broad range of downstream products, which have and may continue to adversely impact our business.
The Supreme Court's ruling did not address whether importers who paid IEEPA tariffs are entitled to refunds, and that issue remains subject to further litigation before the U.S. Court of International Trade. We cannot predict whether or when any refunds will be available, and the administration has indicated it intends to contest refund claims.
In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is substantial uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. This uncertainty has been heightened by the February 2026 Supreme Court ruling invalidating IEEPA tariffs, which has resulted in changes to the tariff structure and alternative tariff mechanisms being implemented. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. We cannot predict whether, and to what extent, U.S. trade policies will change in the future. A significant proportion of our products, including our grills, are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Approximately 80% of our grills are manufactured in China. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain downstream products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
In response to recent tariff actions and related macro uncertainty, we have initiated Project Gravity to streamline operations and reduce costs, including negotiating savings with manufacturers and adjusting our channel and geographic models; if these measures are insufficient or delayed, tariffs and related supply chain pressures could still materially adversely affect our results.
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
We face the risk of exposure to product liability or other claims, including class action lawsuits, in the event our products are, or are alleged to be, defective or have resulted in harm to persons, including death, or to property as a result of product malfunction, fires, explosions, or other causes. For example, we are aware of several situations in which our grills were investigated as the cause of a fire. Our grills may cause fires if not properly used or maintained, including fires caused by buildup of fats or grease, or if there are quality, manufacturing, or design defects. Although we label our grills to warn of such risks, our sales could be reduced if our grills are considered dangerous to use or if they are implicated in causing personal injury, death, or property damage. Additionally, we may experience food safety or food-borne illness incidents with our rubs or sauces. We have in the past and may in the future incur significant liabilities if product liability lawsuits or regulatory enforcement actions against us are successful. Any losses not covered by insurance could have a material adverse effect on our business, financial condition, and results of operations. For example, in August 2024, we received an offer of compromise to reach an out-of-court settlement for a product liability matter. A formal settlement agreement was finalized in February 2025 and the matter was paid in March 2025 through our insurance policies in the amount of $15.0 million. For more information, see Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements.
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
We generally provide a minimum three-year limited warranty on our grills. The occurrence of any material defects in our grills could result in an increase in returns or make us liable for damages and warranty claims in excess of our current reserves, which could result in an adverse effect on our business prospects, liquidity, financial condition, and cash flows if returns or warranty claims were to materially exceed anticipated levels. In addition, we could incur significant costs to correct any defects, warranty claims, or other problems, including costs related to product recalls, and such costs may not be covered by insurance and could have a material adverse effect on our business, financial condition, and results of operations. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease consumer confidence and demand, and adversely affect our financial condition and results of operations. Also, while our warranty is limited to part replacement and returns, warranty claims may result in litigation, the occurrence of which could have an adverse effect on our business, financial condition, and results of operations. For example, on December 14, 2023, we announced a voluntary recall of our Flatrock flat top grill. Consequently, the impact on operating results was $0.3 million for the year ended December 31, 2024. These costs were primarily due to product returns, recall charges, inventory-write offs, and expenses related to logistics, rework and legal fees. The occurrence of real or perceived defects in any of our products, now or in the future, could result in additional negative publicity, regulatory investigations, recalls, or lawsuits filed against us.
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
We generate a significant portion of our revenue through our retail channel, which includes sales to brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our products to their end consumers. In addition, we depend on a limited number of major retailers for a majority of our revenue. For example, in the year ended December 31, 2025, our three largest retailers accounted for 29%, 14%, and 8% of our revenue, respectively, with no other customer accounting for greater than 10% of our revenue for the year. Although we generally do not have long-term contracts or purchase agreements with our retailers, we expect these major retailers to continue to make up a large portion of our revenue in the foreseeable future.
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
Our U.S. total addressable market (“TAM”) is estimated to be 78 million households in the United States, which is calculated based on an estimated number of households in the United States that have a grill, which is estimated based on internal and third-party market research, historical surveys, and interviews with market participants. As a result, our TAM is subject to significant uncertainty and is based on assumptions and estimates that may not prove to be accurate. These estimates and forecasts relating to the size and expected growth of the markets in which we operate, and our penetration of those markets, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions, and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our addressable market, or the size of any of the various ancillary markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition, and results of operations.
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
Such difficulty in forecasting demand, which we have encountered and may continue to encounter, also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability or cause us not to achieve our expected financial results. In connection with Project Gravity and our channel optimization initiatives, we may experience changes in demand signals, lead times, and order behavior from distributors and retailers, which, combined with pellet mill consolidation and operational centralization, could increase the risk of excess or obsolete inventory, stockouts, or higher costs to rebalance inventory across our network.
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
Additionally, recent changes to our channel strategy, including exiting our direct-to-consumer business (other than for MEATER) and discontinuing certain channel programs, may alter historical order patterns and promotional calendars, which could amplify seasonal fluctuations or shift sell-in and sell-through timing at key retailers.
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
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act, and possibly other anti-bribery laws in countries in which we conduct activities. These laws generally prohibit companies and their employees and agents from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments of anything of value to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Certain laws, including the U.K. Bribery Act, also prohibit soliciting or receiving bribes or improper payments. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or government controlled entities. In addition, in many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We have implemented a compliance program designed to promote compliance with these laws. However, we cannot ensure that our compliance program will be effective or that our employees, contractors, and agents, and companies to which we outsource certain of our business operations, have not taken, or will not take, actions in violation of our compliance program and applicable law, for which we may take actions in violation of our policies or applicable law. We face significant risks if we or any of our directors, officers, employees, agents, or other partners or representatives fail to comply with anti-corruption laws, and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, results of operations, and financial condition. In addition, responding to any internal investigation or government enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We may be required to recognize impairment charges on our long-lived assets, which could materially adversely affect our results of operations.
We have significant long-lived assets recorded on our consolidated balance sheets, including property, plant and equipment related to our manufacturing operations, tooling, warehouse and distribution facilities, operating lease right-of-use assets, and definite-lived intangible assets such as customer relationships and developed technology associated with our grills, consumables and accessories business. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If we determine that the carrying value of our long-lived assets is not recoverable, we are required to record an impairment charge equal to the amount by which the carrying value exceeds the fair value of those assets. We may incur impairment charges in the future as a result of changes in our business strategy, including any strategic initiatives to optimize our operations or product portfolio, shifts in consumer demand for outdoor cooking products, increased competition in the grilling and outdoor cooking industry, changes in market conditions, facility closures or consolidations, supply chain restructuring, divestitures, technological obsolescence, or other factors. Any such impairment charges could be significant and could materially adversely affect our business, financial condition, and results of operations.

We are subject to risks related to sustainability and corporate responsibility issues.
Our business faces scrutiny related to various sustainability and corporate responsibility issues, including renewable resources, environmental stewardship (including deforestation), supply chain management, climate change, safety, human capital and talent management, workplace conduct, human rights, philanthropy, and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues across all of our services and in all of our operations and activities, including the expectations we set for ourselves, our reputation and brand image could be damaged, and our business, financial condition, and results of operations could be adversely impacted.
Moreover, while we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the profile of our company and/or products, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of corporate responsibility matters continue to evolve rapidly, in many instances due to factors that are out of our control. As with other companies, our approach to such matters has evolved over time, and we expect it will continue to evolve, but we cannot guarantee that our approach will ultimately align with any particular stakeholder’s preferences or expectations. For example, we may not ultimately complete certain goals or initiatives, either on the timelines originally anticipated or at all, due to technical, cost, or other factors, regardless of whether it is in our control to do so. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, subject to misinterpretation, or not in keeping with best or market practice.
We may also be required to increase our disclosure of sustainability-related information over coming years, whether due to increased stakeholder demand or regulatory requirements. For example, several jurisdictions—such as the EU, and the State of California—have adopted or are considering adopting requirements for certain companies to undertake additional disclosure or actions regarding climate or other sustainability matters, including regarding supply chain diligence and sustainable sourcing. Regulation such as this may lead to increased operational, procurement, or other costs, which may in turn lead to a reduction in our business prospects and may also lead to risks to our reputation to the extent that we are determined to be using suppliers that do not meet standards of sustainable or responsible conduct expected by our customers, investors, and other stakeholders. In addition, regulation in this area has evolved considerably over recent years and is likely to continue to do so, which may lead to additional costs and challenges associated with ensuring compliance with changing standards.
Separately, various stakeholders consider sustainability matters in their decision-making. For example, some of our customers have expressed a preference that certain of our products be made from raw materials sourced from forests certified to different standards, including standards of the FSC. If customer demand for sustainably produced products (including FSC-certified sources) increases then we may face increased costs in procuring associated inputs. If we are otherwise unable to meet such demand, it may impact the demand for our products and the prices we are able to charge for them.
However, regulator and other stakeholder perceptions of sustainability matters are not uniform, and there are efforts by some regulators and other stakeholders to reduce companies’ efforts on certain sustainability-related matters. Both advocates and opponents to certain sustainability matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. Any failure to address such stakeholder expectations may result in increased costs, reputational damage (including through various ratings), litigation or other stakeholder engagement, or other adverse impacts to our business. For example, there have been increasing allegations of greenwashing against companies making sustainability claims due to a variety of perceived deficiencies in actions, statements, or methodologies, including as stakeholder perceptions of sustainability continue to evolve. Additionally, many of our suppliers or other stakeholders may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Certain environmental laws, including the CERCLA, and analogous state laws, impose strict as well as joint and several liability upon statutorily defined parties without regard to comparative fault. Under these laws, we may be required to remediate contaminated properties currently or formerly operated by us, or facilities of third parties that received waste generated by our wood pellet production operations. Such remediation obligations may be imposed regardless of whether such contamination resulted in whole or in part from the conduct of others and whether such contamination resulted from actions (by us or third parties) that complied with all applicable laws in effect at the time of those actions. Our facilities are located on sites that have been used for manufacturing activities for an extended period of time, which increases the possibility of contamination being present. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health, and safety impacts of our operations, including accidental spills or releases in the course of our operations or those of a third party. Although we are not presently aware of any material contamination on our properties or any material remediation liabilities, we cannot assure you that we will not be exposed to significant remediation obligations or liabilities in the future. Moreover, certain substances that have not historically been considered hazardous substances may subsequently be designated as such. For example, there is increased scrutiny on various per- and polyfluoroalkyl substances (“PFAS”) at the federal and state level, and the EPA has designated certain PFAS as hazardous substances under CERCLA.
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
Many nations have agreed to limit emissions of greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known (“UNFCCC”) and subsequent agreements. For example, in December 2015, the United States and 194 other countries adopted the Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. While the United States has subsequently initiated the process of withdrawing from various international agreements, including the UNFCCC and, effective January 2026, the Paris Agreement the adoption of legislation or regulatory programs at the federal level, or other government action to reduce emissions of greenhouse gases, could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances, or to comply with new regulatory or reporting requirements.
Moreover, many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Certain states where our wood pellet facilities are located, including New York, have implemented climate change regulations and committed to reducing greenhouse gases. For example, in December 2025, New York adopted regulations requiring certain facilities to make disclosures regarding GHG emissions. Such regulations may increase the cost of operating such facilities or otherwise restrict the operations of such facilities, which could have an adverse impact on our business and operations.
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
In particular, the EU has enacted its Deforestation Regulation, which will prevent wood products being placed on the EU market absent certain diligence exercises and findings once the regulation becomes applicable to in-scope companies, which is currently due to occur starting from 30 December 2026. Such requirements may adversely impact our business by requiring us to amend our processes to source wood pellets that we sell on the EU market, increasing the cost of wood pellets to us and our customers, reducing demand, and adversely impacting our revenue and results of operations.
Regulatory authorities in the United States, European Union, and elsewhere regulate hazardous materials and other substances, and those regulations could affect sales of our products.
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
There is also increasing focus on the full life of certain products, including batteries. For example, the EU has adopted a Batteries Regulation, which establishes certain requirements for batteries (including batteries placed in products) sold within the EU market, including regulations regarding labeling, removability, use of recycled minerals, and supply chain diligence. Such requirements, as well as any similar requirements for other products, may adversely impact our business by requiring a redesign of our products or increasing the cost of batteries to us and our consumers, reducing demand and adversely impacting our revenue and results of operations.
Regulation of certain perfluoroalkyl and polyfluoroalkyl substances in the United States and internationally may affect our product lines.
Governments in the United States and internationally have increased their focus on and regulation of a broad group of perfluoroalkyl and polyfluoroalkyl substances, collectively known as “PFAS,” which are utilized by the Company in some of its products. PFAS include several categories and classes of durable chemicals and materials with properties that include water and fire resistance, as well as electrical insulating properties. Developments in these and other global chemical regulatory trends (including relating to PFAS) may require additional actions by the Company, including investigation, remediation, and compliance obligations, or may result in additional litigation and enforcement actions and related costs. Such developments could also result in the Company needing to relocate all or part of its manufacturing operations or halt sales and purchases of products containing PFAS. For example, in the United States, many states have enacted standards for PFAS contamination in drinking water sources and PFAS used in certain categories of consumer products, including cookware and textiles. In addition, in April 2024, the EPA finalized a rule to regulate certain PFAS—PFOA and PFOS—as contaminants under the federal Safe Drinking Water Act. In Europe, in January 2023, the European Chemicals Agency released a proposal for broad restrictions on PFAS pursuant to EU Regulation (EC) No. 1907/2006, Registration, Evaluation, Authorisation and Restriction of Chemicals; the European Chemicals Agency released an updated proposal in August 2025. If the revised proposal is implemented without change, the proposed restriction would significantly curtail the production, use, and sale of PFAS in Europe in many applications and manufactured articles. Finally, EPA and several states have implemented various reporting requirements for products which contain PFAS. In addition to creating a regulatory obligation, the information that is reported in response to those requirements may be used by third parties in future enforcement and litigation proceedings. The Company continues to review, control, and plan for the potential elimination of PFAS in its products. The Company’s PFAS plan involve risks, including the actual timing, costs, and financial impact of such plan; the Company’s ability to complete such plan on the anticipated timing or at all; potential governmental or regulatory actions relating to the Company’s continued PFAS use; the Company’s ability to identify and manufacture acceptable substitutes for PFAS, and the possibility that such substitutes will not achieve the anticipated or desired commercial or operational results; potential litigation relating to the Company’s PFAS plans or handling or use of PFAS; and the possibility that the Company’s PFAS plan will involve greater costs than anticipated, or otherwise have negative impacts on the Company’s relationships with its customers and other counterparties.

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
In addition, recent years have seen additional focus from stakeholders, including regulators and governments in certain jurisdictions, on environmental and social considerations in the supply chains of companies. Emerging legislation, including the EU’s Deforestation Regulation and Corporate Sustainability Due Diligence Directive, may introduce additional requirements for us or our customers and require us to collect additional information from our suppliers and other third parties. See Part I, Item 1A. “Risk Factors—We are subject to risks related to sustainability and corporate responsibility issues.” The United States has also adopted legislation restricting the use of certain suppliers, as well as products mined, produced, or manufactured wholly or in part from certain regions, due to such considerations. Such legislation may lead to increased costs for our company in sourcing materials for our products, and to the extent parties in our supply chain are seen to not meet certain standards of sustainability performance, whether by customers, regulators, or otherwise, this may lead to a requirement to change suppliers, reputational impacts to our company, or (in certain cases) import eligibility for certain of our products.
If we experience significantly increased demand, or if we need to replace an existing manufacturer due to lack of performance or sustainability considerations, we may be unable to supplement or replace manufacturing capacity on a timely basis or on terms that are acceptable to us, which may increase our costs, reduce our margins, and harm our ability to deliver our products on time. For certain of our products, it may take a significant amount of time to identify and qualify a manufacturer that has the capability and resources to produce our products to our specifications in sufficient volume and satisfy our service and quality control standards. Accordingly, a loss of any of our significant manufacturers, suppliers, or distributors could have an adverse effect on our business, financial condition, and results of operations.
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
We primarily rely on cash flow generated from our sales to fund our current operations and our growth initiatives. As we expand our business, we will need significant cash from operations to purchase inventory, increase our product development, expand our manufacturer and supplier relationships, pay personnel, pay for the costs associated with operating as a public company, expand internationally, and further invest in our sales and marketing efforts. If our business does not generate sufficient cash flow from operations to fund these activities and sufficient funds are not otherwise available from our current or future credit facility, we may need additional equity or debt financing. If such financing is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures could be harmed. Moreover, if we raise additional capital by issuing equity securities or securities convertible into equity securities, the ownership of our existing stockholders may be diluted. The holders of new securities may also have rights, preferences, or privileges which are senior to those of existing holders of common stock. In addition, any indebtedness we incur may subject us to covenants that restrict our operations and will require interest and principal payments that could create additional cash demands and financial risk for us.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we have net operating loss carryforwards (“NOLs”) of approximately $162.3 million for U.S. federal income tax purposes, which will be available to offset future taxable income. Approximately $159.0 million of these NOLs are eligible for indefinite carryforward, limited by certain taxable income. Due to cumulative losses, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2025, 2024, and 2023, respectively. Utilization of our NOLs and certain other tax attributes depends on many factors, including our future income, which cannot be assured. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of taxable income that may be offset by NOLs and certain other tax attributes when a corporation has undergone an “ownership change” (generally, if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382, increases by more than 50 percentage points (by value) over a three-year period). We are not aware of any existing restrictions or limitations on the use of our NOLs or other tax attributes under Section 382. However, we may undergo an ownership change in the future, including as a result of the combined effect of future offerings, which would result in an annual limitation under Section 382. The limitations arising from any ownership change may prevent utilization of our NOLs and certain other tax attributes.
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
We continue to advance our international distributor model and are enhancing our resources to better support these dealer initiatives in international markets. Our corporate structure and associated transfer pricing policies anticipate future growth into the international markets. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws, interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions, which are generally required to be computed on an arm’s-length basis pursuant to intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our customers could increase the costs of our products and harm our business.
New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to purchase our products in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating, and other costs, as well as the costs of our products. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business and financial performance. For example, various legislative and regulatory actions and proposals, such as in the United States, the Organization for Economic Co-operation and Development (the “OECD”), and the EU, have increasingly focused on future tax reform and contemplate changes to long-standing tax principles, which could adversely affect our liquidity and results of operations. The OECD has introduced a framework to implement a global minimum tax of 15% for companies with revenues of at least EUR 750,000,000 (“Pillar Two”). While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation, and other countries are in the process of introducing draft legislation to implement Pillar Two. Where enacted, many aspects of Pillar Two will be effective in 2025 with additional components becoming effective beginning in 2026. On June 28, 2025, however, the G7, seven countries which include the United States, released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar 2 rules (including the 15% global minimum tax). On January 6, 2026, the OECD released a “side-by-side” package that generally establishes an exemption for U.S. multinationals from the 15% global minimum tax. However, implementation of the package depends on domestic legislation and regulation in OECD member countries and is subject to subsequent review. Any minimum tax may have a negative impact on our financial condition, results of operations and cash flows. While we do not currently have revenues above that threshold, with continued growth it may reach that level in future years. Accordingly, we will continue to monitor and evaluate the potential consequences of Pillar Two on our longer-term financial position.
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
As of December 31, 2025, we had cash and cash equivalents of $19.6 million, $112.5 million borrowing capacity under the Revolving Credit Facility, and up to $30.0 million borrowing capacity under the Receivables Financing Agreement. As of December 31, 2025, we had no outstanding loan amounts under the Revolving Credit Facility and Receivables Financing Agreement. As of December 31, 2025, the total principal amount outstanding under our First Lien Term Loan Facility was $403.3 million. Our substantial indebtedness could have important consequences to the holders of our common stock, including the following:
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
The First Lien Term Loan Facility matures in June 2028, while the $30.0 million and $82.5 million tranches under the Revolving Credit Facility mature in June 2026 and December 2027, respectively. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof. We may not be able to obtain such financing on commercially reasonable terms or at all. Failure to refinance our indebtedness could have a material adverse effect on us. Furthermore, market conditions impacting financial institutions could impact our ability to access some or all of our cash, cash equivalents, and marketable securities, and we may be unable to obtain alternative funding when and as needed on acceptable terms, if at all. Even if we do obtain alternative financing, any reduction in the ratings that rating agencies assign to our short- and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing, which could have a material adverse effect on our business, financial condition, and results of operations.
The terms of our First Lien Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
We previously entered into our first lien credit agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). Our First Lien Credit Agreement, as amended, contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in certain acts including, but not limited to, our ability to incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments, and engage in certain affiliate transactions. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Our First Lien Credit Agreement also contains financial covenants that require us to maintain certain liquidity levels and prohibit us from exceeding certain leverage levels. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. We have obtained modifications of our financial covenants in the past and, depending on our future financial performance, may need to request further modifications in the future.
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
Our business relies on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning, warehouse management, and other IT Systems, including those operated or managed by certain of our third-party partners. We also heavily rely on IT Systems to process financial and accounting information for financial reporting purposes. Any of these IT Systems could fail or experience a service interruption for a number of reasons, including human or technological error, malicious code embedded in open-source software, misconfigurations, “bugs,” other vulnerabilities in commercial software that are integrated into our (or our suppliers’ or service providers’) IT Systems, products, or services, or disasters or our failure to properly maintain IT System redundancy or protect, repair, maintain, or upgrade our IT Systems. The failure of our or our third-party partners’ IT Systems to operate effectively or to integrate with other systems, or a breach in security of these IT Systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could materially negatively impact our business, reputation, results of operations, and financial results. If we or our third-party partners experienced any significant disruption to our IT Systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically throughout the world with our employees and with third parties, such as customers, suppliers, vendors, and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities and could result in material financial, reputational, competitive, and business harm. Incident response, remediation and repair of any failure, problem or breach of our key IT Systems, or future compliance costs could require significant capital investments, which could materially adversely affect our business.
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.
We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners, and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). Threats to the confidentiality, integrity, and availability of our IT Systems and Confidential Information are increasingly diverse and sophisticated, including from a range of cybersecurity risks and threats, such as viruses and worms, malware and ransomware attacks, social engineering/phishing attacks, denial-of-service attacks, physical or electronic break-ins, email scams in an attempt to acquire data or company assets, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection, and remove forensic evidence. A cyberattack or other incident could lead to interruptions, delays, loss of critical data, unauthorized access to Confidential Information, payment fraud, and loss of customer confidence, which could have a material adverse effect on our reputation, business, financial condition, results or operations, growth, and future prospects.
Despite our efforts to implement security barriers to such threats, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems or business. In the normal course of business, our IT Systems are and have experienced targeted and non-targeted cyberattacks and incidents that have resulted in unauthorized persons gaining access to our IT Systems, and we could in the future experience similar attacks. To date, we have not identified material cybersecurity incidents or incurred any material expenses with any incidents. However, there can also be no assurance that our cybersecurity risk management program or processes, policies, controls, and/or procedures will be fully implemented, complied with, or effective in protecting our IT Systems and Confidential Information. Further, because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. As a result of the COVID-19 pandemic, remote and hybrid work and remote access to our company’s (and many third-party providers’) IT Systems has increased significantly, which has also increased our cybersecurity attack surface due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Accordingly, we could experience an increase in cyberattack volume, frequency, and sophistication driven by the global enablement of remote workforces. Moreover, certain aspects of our business, particularly our website, heavily depend on customers entrusting Confidential Information to be transmitted securely over public networks. As we continue to conduct sales through our e-commerce platform, we inherently remain exposed to cybersecurity risks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity, or confidentiality of our Confidential Information or IT Systems, or due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks those of third parties we use, could adversely affect our business, financial condition, and results of operations, be expensive to remedy, and damage our reputation. In addition, any such cybersecurity incident or attack, or breach of our cybersecurity measures, may result in violation of privacy, security, and data protection laws and regulations, negative publicity, legal claims or proceedings (such as class actions), regulatory action, fines, and penalties, significant incident response, system restoration, or remediation and future compliance costs and adversely affect our brand, impacting demand for our products and services, and could have a material adverse effect on our business, financial condition, and results of operations. The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining the services of cybersecurity providers; compliance costs arising out of existing and future cybersecurity, data protection, and privacy laws and regulations; and costs related to maintaining redundant networks, data backups, and other damage-mitigation measures.
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
We collect, process, store, and use data, including personal information, confidential information, or company data, which subjects us to governmental regulation and other legal obligations related to privacy and security, and our compliance with ever-evolving federal, state, and foreign laws relating to the handling of such data involves significant expenditure and resources, and any actual or perceived failure by us to comply with such obligations may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial conditions.
We regularly collect, obtain, store, handle, transmit, use, and otherwise process business information and information related to individuals, including from and about actual and prospective customers, as well as our employees, suppliers, and vendors in the course of conducting our business through our website, our app, and information technology systems. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process personal information on our behalf. As such, we and our vendors are subject to numerous federal, state, and international data privacy and security laws, rules, regulations, industry standards, and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations, governing the collection, use, disclosure, retention, security, transfer, storage, and other processing of personal information. These requirements, and their application, interpretation and amendment are constantly evolving and developing.
In the United States, the FTC and many state regulators are interpreting and enforcing federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of personal information. Such standards require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices.
In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, have (and may continue to) expanded current laws or regulations, enacted new laws or regulations, or issued revised rules or guidance regarding privacy, data protection, consumer protection, and advertising, and as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, there are new and changing requirements applicable to our business. For example, the California Consumer Privacy Act (“CCPA”) requires covered companies, among other things, to provide disclosures to California consumers regarding the business's collection, use and disclosure of their personal information and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain disclosure of personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for certain data breaches. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
The enactment of the CCPA has prompted a wave of legislation in a number of U.S. states which imposes, or has the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer, and otherwise process confidential, sensitive, and personal information, and will continue to shape the data privacy environment nationally. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in twenty states, and will soon be enforceable in several other states as well. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may become subject if it is enacted. Such legislation may add additional complexity, variation in requirements, restrictions, and potential legal risk and could require additional investment in resources to compliance programs, impact strategies and availability of previously useful data, and result in increased compliance costs and changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
In addition to the GDPR, we are also subject to laws in China. Under China’s Cybersecurity Law, any collection, use, transfer, and storage of personal information of a Chinese citizen through a network by the network operator should be based on the three principles of legitimacy, justification, and necessity and requires the consent of the data subject. The rules, purposes, methods, and ranges of such collection should also be disclosed to the data subject. China’s data localization requirements are becoming increasingly common in sector-specific regulations. For example, China’s Cybersecurity Law requires operators of critical information infrastructure (“CIIOs”) to store personal information and important data collected and generated from the critical information infrastructure within China. Non-compliance with China’s Cybersecurity Law as recently amended effective as of January 1, 2026, can result in fines of up to RMB 10 million (approximately US$1.43 million) for violations that cause particularly serious consequences and RMB 1 million (approximately US$143,000) for the violator’s directly responsible personnel and potentially five times the illegal gains where the illegal gains exceed RMB 100,000 (approximately US$14,300.
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
Additionally, China’s Personal Information Protection Law (“PIPL”) clarifies the scope of application, the definitions of personal information and sensitive personal information, the legality of personal information processing, and the basic requirements of notice and consent, among other things. The PIPL also sets out data localization requirements for CIIOs and personal information processors who process personal information above a certain threshold prescribed by the relevant authorities. The PIPL also requires data processors to rely on a data export mechanism and comply with certain requirements prior to the transfer of personal information outside of China, such as compliance with a security assessment (“Security Assessment”) or certification by an agency designated by the relevant authorities (“Certification”) or entering into standard form model contracts approved by the relevant authorities (“SCCs”) with the overseas recipient, unless an exemption under the Provisions for Promoting and Regulating Cross-Border Data Flows (“Provisions”) applies, such as the transfer being necessary for the performance of a contract which the individual is a party to or necessary for cross-border HR management or the number of individuals’ whose personal information is transferred is less than 100,000 since January 1st of the current year.

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
In addition to China’s Cybersecurity Law, the Data Security Law, and the PIPL, the relevant government authorities of the People Republic of China promulgated several regulations or released a number of draft regulations for public comments which are designed to provide further implemental guidance in accordance with the laws mentioned above. For example, recently, the Regulations on Network Data Security Management (“Regulations”) took effect on January 1, 2025 in China and have extraterritorial effect. The Regulations apply broadly to any network data processing activities (not only personal information processing activities) and reiterate and expand on the existing obligations on data processors under the Cybersecurity Law, Data Security Law, and the PIPL and introduce new network and data security obligations, such as a requirement to report any risks arising from network products and services that may endanger national security or public interest to the relevant authorities within 24 hours.
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
We may be subject to claims that we have violated applicable laws or codes of conduct, and there is no assurance that we will be able to successfully defend against such claims or that we will not be subject to significant fines and penalties in the event of non-compliance. Additionally, in the United States, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards and there is no federal law to preempt such laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance. Further, we may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information. Any failure or perceived failure by us to comply with applicable privacy, security, and data protection laws, rules, regulations, and standards, or with other obligations to which we may be or may become subject, may result in proceedings, investigations, or actions against us by individuals, consumer rights groups governmental entities or regulators. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages, fines, penalties, or other liabilities or result in orders or consent decrees forcing us to modify our business practices. Any such action and any subsequent adverse outcomes could be expensive to defend, damage our reputation, and materially adversely affect our business, results of operations, and financial condition.
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
The Providers that control these operating systems frequently introduce new technology, and from time to time, they may introduce new operating systems or modify existing ones. Further, we are also subject to the policies, practices, guidelines, certifications, and terms of service of Providers’ platforms on which we publish our Traeger app and content. These policies, guidelines, and terms of service govern the promotion, distribution, content, and operation generally of applications and content available through such Providers. Each Provider has broad discretion to change and interpret its terms of service, guidelines, and policies, and those changes may have an adverse effect on our or our customers’ or users’ ability to use our products and services. A Provider may also change its fee structure, add fees associated with access to and use of its platform or app store, limit the use of personal information and other data for advertising purposes, or restrict how users can share information on their platform or across other platforms. If we or our customers or users were to violate a Provider’s terms of service, guidelines, certifications, or policies, or if a Provider believes that we or our customers or users have violated its terms of service, guidelines, certifications, or policies, then that Provider could limit or discontinue our or our customers’ or users’ access to its platform or app store. In some cases, these requirements may not be clear and our interpretation of the requirements may not align with the interpretation of the Provider, which could lead to inconsistent enforcement of these terms of service or policies against us or our customers or users and could also result in the Provider limiting or discontinuing access to its platform or app store. If our products and services were unable to work effectively on or with these operating systems, either because of technological or operational constraints or because the Provider impairs our ability to operate on their platform, this could have a material adverse effect on our business, financial condition, and results of operations.
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
The challenges associated with effectively managing the integration and use of AI solutions in our operations could result in reputational harm, competitive harm, and legal liability, and adversely affect our business and results of operations.
We have incorporated artificial intelligence (“AI”) solutions into our administrative and customer support operations and may incorporate other AI solutions into our products, services, and features in the future, and these AI applications may become more important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively against our competitors and adversely affect our business and results of operations. Any integration of AI by us or in third parties’ operations, products, or services is expected to pose new or unknown intellectual property and cybersecurity risks and challenges. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are deficient, inaccurate, or biased, our business and results of operations may be adversely affected. The use or integration of AI applications may result in cybersecurity incidents that implicate the personal information of end users of such applications. Any such cybersecurity incidents related to our or our service providers' use or integration of AI applications could adversely affect our reputation, business, and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI in an ethical and compliant manner in order to minimize unintended, harmful impact and potential legal liability. Many federal, state and foreign government bodies and agencies have enacted, introduced or are currently considering additional laws and regulations for AI. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation or use of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the full impact that future laws, regulations, standards, or market perception of their requirements may have on our use of AI or our business and may not always be able to anticipate how to respond to these laws or regulations. The cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operations expenses or impact our ability to use or procedure AI. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations could adversely affect our business, financial conditions and results of operation.
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
Our failure to remain in compliance with NYSE continued listing standards could result in the delisting of our common stock, which would have an adverse impact on the trading, liquidity and market price of our common stock.
On November 19, 2025, we received notice from the NYSE that the average per share closing price of our common stock over the 30 consecutive trading-day period ended November 18, 2025 was below $1.00, which is one of the NYSE’s continued listing standards. The Company received notice from NYSE on February 3, 2026 that it had regained compliance with the minimum price criteria as of January 30, 2026, though we cannot guarantee that we will remain in compliance with the NYSE’s continued listing standards, given our recent decline in the stock price. On March 2, 2026, the stockholders approved a reverse stock split, subject to Board approval. Any suspension and delisting procedures taken by the NYSE, any future failure to remain in compliance with the NYSE’s continued listing standards, and any subsequent failure to timely resume compliance with the NYSE’s continued listing standards within the applicable cure period, if any, could have adverse consequences, including, among others, reducing the number of investors willing to hold or acquire our common stock, reducing the liquidity and market price of our common stock, adverse publicity, and a reduced interest in us from investors, analysts and other market participants. In addition, a suspension or delisting could impair our ability to raise additional capital through the public markets, result in negative publicity, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us, diminish investor, supplier and employee confidence and impair our ability to attract and retain employees by means of equity compensation.
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
As of March 3, 2026, funds or entities affiliated with AEA Fund, OTPP, and TCP owned approximately 60% of the voting power of our common stock. In addition, pursuant to the Stockholders Agreement between us and these investors, we agreed to nominate to our Board individuals designated by each of the AEA Fund, OTPP, and TCP, and each such investor has the right to designate directors for so long as they each beneficially own at least 5% of the aggregate number of shares of common stock outstanding immediately following our IPO. In addition, for so long as the AEA Fund, OTPP, and TCP collectively beneficially own at least 30% of the aggregate number of shares of common stock outstanding immediately following the IPO, certain actions by us or any of our subsidiaries will require the prior written consent of each of the AEA Fund, OTPP, and TCP so long as such stockholder is entitled to designate at least two directors for nomination to our Board. The actions that will require prior written consent, subject to the terms set forth in the Stockholders Agreement, include: (i) change in control transactions, (ii) acquiring or disposing of assets or any business enterprise or division thereof for consideration in excess of $250.0 million in any single transaction or series of transactions, (iii) increasing or decreasing the size of our Board, (iv) terminating the employment of our chief executive officer or hiring a new chief executive officer, (v) initiating any liquidation, dissolution, bankruptcy, or other insolvency proceeding involving us or any of our significant subsidiaries, and (vi) any transfer, issue, issuance, sale, or disposition of any shares of common stock, other equity securities, equity-linked securities, or securities that are convertible into equity securities of us or our subsidiaries to any person or entity that is a non-strategic financial investor in a private placement transaction or series of transactions.
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
We are an emerging growth company, as defined in the JOBS Act, and we are taking advantage of and may continue to take advantage of, until December 31, 2026, certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies.
Unless as otherwise disclosed, we have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not and will continue not to be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make comparison of our financial statements with those of other public companies more difficult. We cannot predict if investors will find our common stock less attractive because we are relying on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Upon ceasing to qualify as an emerging growth company as of December 31, 2026, we will no longer be able to take advantage of these exemptions and will become subject to additional reporting and compliance requirements, including the requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We are currently an accelerated filer and, absent a change in our filer status, would be required to comply with Section 404(b) as of December 31, 2026. While we may qualify in the future for the filer status exit provisions based on our public float and become a non‑accelerated filer, in which case we would no longer be subject to the auditor attestation requirements of Section 404(b), there can be no assurance that we will qualify for or elect to rely on such provisions.
The transition to full compliance with Section 404(b), if required, will require significant management time and attention and will cause us to incur additional legal, accounting, and other expenses. We are in the process of evaluating and enhancing our internal controls in preparation for potential compliance with Section 404(b); however, we cannot provide assurance that we will be able to fully comply with these requirements by the applicable deadline, or that we or our independent registered public accounting firm will conclude that our internal control over financial reporting is effective. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness or significant deficiency in our internal control over financial reporting, we could be required to expend significant management attention and financial resources to remediate such deficiencies. A material weakness or significant deficiency could also result in misstatements in our financial statements that would require a restatement, cause us to fail to meet our reporting obligations, reduce investor confidence in the reliability of our financial reporting, negatively affect the trading price of our common stock, and restrict our ability to access the capital markets.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of sales and expenses that are not readily apparent from other sources. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors and could result in a decline in our stock price.
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
Our cybersecurity risk management program is integrated into our overall risk management program and shares common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity t to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors based on our assessments of their criticality to our operations and respective risk profile.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our systems and information. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial conditions. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Intellectual Property, Information Technology, and Data Privacy—If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity including oversight of management’s implementation of our cybersecurity risk management program.
The Audit Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Head of Technology, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including the Head of Technology and Director of IT Security and Compliance Technology, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes knowledge related to information technology, cybersecurity and incidence response, risk management, control analysis, and corporate governance. Our Head of Technology and Director of IT Security and Compliance Technology have extensive experience in the management of cybersecurity risk management programs, having each served in various leadership roles in information technology and information security for over 10 years. We also have experienced data security, risk, and compliance professionals reporting to our Head of Technology and Director of IT Security and Compliance Technology. In addition to our in-house cybersecurity capabilities, we also engage with external assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
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
We produce our wood pellets at wood pellet production facilities in Addison, New York; Sweet Home, Oregon; Menlo, Georgia; and Jasper, Texas. We own the land and buildings at facilities in Addison, New York and lease the land and buildings at the other facilities. The table below provides an overview of our wood pellet production facilities as of December 31, 2025.

	Addison, NY	Sweet Home, OR	Menlo, GA	Jasper, TX
Raw Material Storage (sq. ft.)	5,000	6,500	5,400	8,000
Manufacturing Size (sq. ft.)	3,750	10,000	6,000	8,400
Warehousing Size (sq. ft.)	64,500	57,800	47,000	34,000
Average Production (tons of wood pellets per year) (1)	22,994	27,001	23,350	15,659
Maximum Production (tons of wood pellets per year)	54,338	59,772	39,848	19,924
Ownership	Owned	Leased	Leased	Leased
Lease End	—	2029	2026	2035
Average Headcount (2)	18	14	16	11

(1)Based on actual production for the fiscal year ended December 31, 2025.
(2)Average headcount for the fiscal year ended December 31, 2025.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
On July 29, 2021, our common stock began trading on the New York Stock Exchange under the symbol “COOK.” Prior to that time, there was no public market for our common stock.
Holders
As of March 3, 2026, there were 18 holders of record of our common stock.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 7, 2025, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In May 2025, we commenced Project Gravity, a multi-step strategic optimization plan intended to streamline our organizational structure and rebalance our cost base, including a reduction in force, centralization of our MEATER business into our Salt Lake City infrastructure, discontinuation of the Costco roadshow program, exit from the Traeger direct to consumer business by redirecting Traeger.com consumers to retail partners, transition to a distributor model in certain European markets that operate under a direct model, and pellet mill consolidation.
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
We sell our grills using an omnichannel distribution strategy that consists primarily of retail and direct to consumer (“DTC”) channels. Our retail channel covers brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, and Best Buy, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue, and other categories. Our DTC channel covers sales directly to customers through our website and Traeger app, as well as certain country- and region-specific Traeger or distributor websites. Our consumables and accessories are available through the same channels as our grills. As part of Project Gravity, we are undertaking a broader channel optimization strategy that includes exiting the Traeger-operated DTC business. In connection with this shift, we have begun redirecting consumers from Traeger.com to our retail partners’ websites, aligning our distribution model more closely with our retail-focused strategy. However, we will continue to offer our MEATER smart thermometer accessories through the DTC channel, as this model remains well‑suited to the MEATER brand and consumer base.
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
Our revenue decreased by 7.4% to $559.5 million for the year ended December 31, 2025, compared to $604.1 million for the year ended December 31, 2024. We recorded a net loss of $115.2 million for the year ended December 31, 2025, compared to a net loss of $34.0 million for the year ended December 31, 2024.
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
Since the beginning of 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. In early 2025, the U.S. imposed tariffs on certain Chinese goods and "reciprocal" tariffs under the International Emergency Economic Powers Act (IEEPA) that escalated to as high as 125%. The U.S. also increased Section 232 tariffs on steel and aluminum to 50% in June 2025 and significantly expanded coverage to derivative products in August 2025. In November 2025, the U.S. and China reached an agreement that reduced certain tariffs on Chinese goods to 10%, with the agreement extended through November 2026. However, on February 20, 2026, the Supreme Court ruled that the President cannot use IEEPA to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, President Trump signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026, and subsequently increased these tariffs to 15% on February 21, 2026. Section 122 tariffs are subject to a 150-day statutory limit unless extended by Congress. In addition, the Office of the U.S. Trade Representative has announced it will initiate new Section 301 investigations into trading partners' unfair practices, which could result in additional tariffs. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. The Supreme Court's ruling did not address whether importers who paid IEEPA tariffs are entitled to refunds, and that issue remains subject to further litigation before the U.S. Court of International Trade. We cannot predict whether or when any refunds will be available, and the administration has indicated it intends to contest refund claims. These developments, as well as any further changes in tariff rates, product coverage, or non-tariff trade barriers have disrupted and have the potential to further disrupt existing supply chains and impose additional costs on businesses in our industry. The resulting environment of tariffs and trade restrictions has required us to increase prices for our products in the U.S., which could lead to decreased consumer demand for our products and would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”
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
We derive substantially all of our revenue from the sale of grills, consumables, and accessories in North America, which includes the United States and Canada. We recognize revenue, net of product returns, for our grills, consumables, and accessories generally at the time of shipment to retailers through our retail channel and to customers through our DTC channel. Estimated product returns are recorded as a reduction of revenue at the time of recognition and are calculated based on product returns history, observable changes in return behavior, and expected returns based on sales volume and mix. We also have certain contractual programs that can give rise to elements of variable consideration, such as volume incentive rebates, with estimated amounts of credits recorded as a reduction to revenue.
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
Gross Profit
Gross profit reflects revenue less cost of revenue. Cost of revenue consists of product costs, including the costs of products from our third-party manufacturers, costs of components, direct and indirect manufacturing costs across all products, packaging, inbound freight and duties, warehousing and fulfillment, warranty costs, product quality testing and inspection costs, excess and obsolete inventory write-downs, cloud-hosting costs for our WiFIRE connected products, depreciation of tooling and manufacturing equipment, amortization of internal use software and patented technology, and certain employee-related expenses.
We calculate gross margin as gross profit divided by revenue. Several factors can impact gross margin, particularly sales channel mix and product mix. For instance, gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These potentially favorable gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the recently implemented or announced and, in some cases, temporarily paused pending negotiations, tariffs on foreign goods, including a baseline 10% tariff on product imports from almost all countries and individualized higher tariffs on other countries, 50% tariff on steel and aluminum imports from nations other than the United Kingdom, which remains at 25% currently, and the announcement of a retaliatory tariff on certain U.S. goods by other nations could impact our gross margin. For more information on risks to our business related to tariffs, please see Part I, Item 1A. “Risk Factors – United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.”
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee- and facilities-related expenses, including salaries, benefits, and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $12.4 million, $15.2 million, and $11.5 million for the year ended December 31, 2025, 2024, and 2023, respectively.
We continue to expect our general and administrative expenses, including our research and development expenses and external legal and accounting expenses, to vary as a percentage of revenue from period to period. As we continue to manage our investments to support our innovation and enhance our product offerings, we expect to leverage these expenses over time to achieve profitability and expand revenue opportunities. In addition, as a result of the cost-reduction actions implemented under Project Gravity, we anticipate a reduction in overall operating expenditures, including a decrease in general and administrative expenses.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our Company in 2017, as well as the July 2021 acquisition of Apption Labs pursuant to the share purchase agreement (the “Share Purchase Agreement”). These costs are amortized on a straight-line basis over 5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
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
During the third quarter of 2025, we identified a potential indicator of impairment due to the sustained decrease of our stock price and market capitalization which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit. Based on the quantitative impairment test of goodwill, we determined that the carrying value of the reporting unit was in excess of its fair value after considering a control premium and recorded a non-cash impairment charge of $74.7 million. For details associated with our interim goodwill impairment, see Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Restructuring and Other Costs
On May 15, 2025, the Board of Directors of the Company approved a comprehensive enterprise initiative designed to streamline our organizational structure and rebalance its cost base to achieve profitability and cash flow generation. As part of this initiative, we have identified potential opportunities to deliver cost savings and efficiencies. These savings are expected to be achieved through Project Gravity, which includes a reduction in force and the centralization and streamlining of our operations.
As a result of these initiatives, we have recorded $21.8 million of expenses within restructuring and other costs in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. Of these total costs, $13.9 million, $7.2 million and $0.8 million are related to consulting fees, severance and other personnel costs, and other restructuring related costs for the year ended December 31, 2025, respectively.
Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income, net consists of any realized and unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, the benefit recognized associated with the employee retention tax credit, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Year-ended December 31,		Change
	2025	2024	Amount	%
Revenue	$559,520	$604,072	$(44,552)	(7.4)%
Cost of revenue	340,174	348,603	(8,429)	(2.4)%
Gross profit	219,346	255,469	(36,123)	(14.1)%
Operating expense:
Sales and marketing	90,217	109,656	(19,439)	(17.7)%
General and administrative	95,031	113,483	(18,452)	(16.3)%
Amortization of intangible assets	35,260	35,274	(14)	—%
Goodwill impairment	74,725	—	74,725	*
Restructuring and other costs	21,840	—	21,840	*
Total operating expense	317,073	258,413	58,660	22.7%
Loss from operations	(97,727)	(2,944)	94,783	3219.5%
Other income (expense):
Interest expense	(31,350)	(33,500)	(2,150)	(6.4)%
Other income, net	9,755	480	9,275	1932.3%
Total other expense	(21,595)	(33,020)	(11,425)	(34.6)%
Loss before benefit from income taxes	(119,322)	(35,964)	83,358	231.8%
Benefit from income taxes	(4,141)	(1,956)	(2,185)	111.7%
Net loss	$(115,181)	$(34,008)	$81,173	238.7%
* Not meaningful

Comparison of the Year Ended December 31, 2025 and 2024
Revenue

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Revenue:
Grills	$298,026	$324,702	$(26,676)	(8.2)%
Consumables	127,474	119,299	8,175	6.9%
Accessories	134,020	160,071	(26,051)	(16.3)%
Total Revenue	$559,520	$604,072	$(44,552)	(7.4)%
Revenue decreased by $44.6 million, or 7.4%, to $559.5 million for the year ended December 31, 2025 compared to $604.1 million for the year ended December 31, 2024. This decrease was primarily driven by lower sales from our grills and accessories, partially offset by higher sales from our consumables.
Revenue from our grills decreased by $26.7 million, or 8.2%, to $298.0 million for the year ended December 31, 2025 compared to $324.7 million for the year ended December 31, 2024. The decrease was primarily driven by a mid-single digit decline in average selling price and mid-single digit reduction in unit volume. The lower average selling price (“ASP”) reflected a mix shift to lower priced grills, while the decrease in unit volume was driven by the impact of pricing actions on demand, partially offset by higher orders of lower ASP grills.
Revenue from our consumables increased by $8.2 million, or 6.9%, to $127.5 million for the year ended December 31, 2025 compared to $119.3 million for the year ended December 31, 2024. The increase was primarily driven by a high-single digit increase in wood pellet and food consumable sales. The wood pellet sales were driven by high-single digit increase in average selling price from our strategic alignment with certain wholesale partners. The food consumables increase in sales was primarily due to expansion in distribution.
Revenue from our accessories decreased by $26.1 million, or 16.3%, to $134.0 million for the year ended December 31, 2025 compared to $160.1 million for the year ended December 31, 2024. This decrease was driven primarily by lower sales of MEATER smart thermometers, partially offset by low-double digit increases in average selling prices and unit volumes in Traeger branded accessories.
Gross Profit

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Gross profit	$219,346	$255,469	$(36,123)	(14.1)%
Gross margin (Gross profit as a percentage of revenue)	39.2%	42.3%
Gross profit decreased by $36.1 million, or 14.1%, to $219.3 million for the year ended December 31, 2025 compared to $255.5 million for the year ended December 31, 2024. Gross profit as a percentage of revenue decreased to 39.2% for the year ended December 31, 2025 from 42.3% for the year ended December 31, 2024. The decrease in gross margin was primarily driven by tariff related costs and obsolescence adjustments, partially offset by supply chain efficiencies.
Sales and Marketing

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Sales and marketing	$90,217	$109,656	$(19,439)	(17.7)%
As a percentage of revenue	16.1%	18.2%
Sales and marketing expense decreased by $19.4 million, or 17.7%, to $90.2 million for the year ended December 31, 2025 compared to $109.7 million for the year ended December 31, 2024. As a percentage of revenue, sales and marketing expense decreased to 16.1% for the year ended December 31, 2025 from 18.2% for the year ended December 31, 2024. The decrease in sales and marketing expense was primarily driven by lower demand creation spending, as well as reductions in employee-related costs and professional fees as a result of Project Gravity.
General and Administrative

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
General and administrative	$95,031	$113,483	$(18,452)	(16.3)%
As a percentage of revenue	17.0%	18.8%
General and administrative expense decreased by $18.5 million, or 16.3%, to $95.0 million for the year ended December 31, 2025 compared to $113.5 million for the year ended December 31, 2024. As a percentage of revenue, general and administrative expense decreased to 17.0% for the year ended December 31, 2025 from 18.8% for the year ended December 31, 2024. The decrease in general and administrative expense was primarily driven by a reduction of $11.2 million in stock-based compensation expense following a change in compensation structure from equity awards to cash bonuses, lower legal costs, as well as decreases in professional fees and employee-related costs as a result of Project Gravity.
Goodwill Impairment

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Goodwill impairment	$74,725	$—	$74,725	*
As a percentage of revenue	13.4%	—%
* Not meaningful
We recorded non-cash goodwill impairment of $74.7 million during the year ended December 31, 2025, whereas no goodwill impairment was recorded for the year ended December 31, 2024. The goodwill impairment resulted from a quantitative impairment assessment in which the estimated fair value of our single reporting unit was determined to be below its carrying amount.
Restructuring and Other Costs

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Restructuring and other costs	$21,840	$—	$21,840	*
As a percentage of revenue	3.9%	—%
* Not meaningful
We recorded $21.8 million of restructuring and other costs for the year ended December 31, 2025 whereas there were no restructuring costs for the year ended December 31, 2024. These costs are related to Project Gravity which primarily related to consulting fees associated with the execution of these initiatives, as well as severance and other personnel costs and other restructuring related costs.
Total Other Expense

	Year-ended December 31,		Change
	2025	2024	Amount	%

	(dollars in thousands)
Interest expense	$(31,350)	$(33,500)	$(2,150)	(6.4)%
Other income, net	9,755	480	9,275	1,932.3%
Total other expense	$(21,595)	$(33,020)	$(11,425)	(34.6)%
As a percentage of revenue	(3.9)%	(5.5)%
Total other expense decreased by $11.4 million, or 34.6%, to $21.6 million for the year ended December 31, 2025 compared to $33.0 million for the year ended December 31, 2024. This decrease was primarily due to the benefit recognized from the employee retention tax credit and favorable impacts from foreign currency exchange rates and related contracts, partially offset by lower realized gains on our interest rate swap.
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
As of December 31, 2025, we had cash and cash equivalents of $19.6 million, $112.5 million borrowing capacity under our Revolving Credit Facility (as defined below), and up to $30.0 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of December 31, 2025, we had no outstanding loan amounts under the Revolving Credit Facility and the Receivables Financing Agreement. As of December 31, 2025, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.3 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and ability to achieve profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Year-ended December 31,
	2025	2024
Net cash provided by operating activities	$20,520	$23,888
Net cash used in investing activities	(7,332)	(12,331)
Net cash used in financing activities	(8,545)	(26,497)
Net increase (decrease) in cash and cash equivalents	$4,643	$(14,940)

Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The decrease in cash provided by operating activities during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the cash payments related to Project Gravity initiatives and tariff related costs, along with the increase in net loss, increase in non-cash adjustments, and changes in net working capital.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the year ended December 31, 2025 was primarily related to lower expenditures on internal‑use software, reduced purchases of tooling equipment, and lower costs associated with wood pellet production machinery and equipment.
Cash Flow from Financing Activities
The decrease in cash used in financing activities during the year ended December 31, 2025 was primarily attributable to lower net borrowings under our Receivables Financing Agreement as compared to the prior year. These funds were used to support general corporate and working capital purposes.
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
The First Lien Term Loan Facility accrues interest at a rate per annum that incorporates both fixed and floating components. The fixed component ranges from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The floating component is based on the Term SOFR (as defined in the First Lien Credit Agreement) for the relevant interest period. The First Lien Term Loan Facility requires periodic principal payments from December 2021 through June 2028, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. As of December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.3 million.
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
The Amendment made several material modifications to the Revolving Credit Facility. The overall size of the Revolving Credit Facility has been reduced by 10% to $112.5 million, and has been split into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of December 31, 2025, we had no outstanding loan amounts under the Revolving Credit Facility.

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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. Pursuant to the Amendment, we have agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if our utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a reduced trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of December 31, 2025, we were in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2025.
As of December 31, 2025, we had no outstanding loan amounts under the Receivables Financing Agreement.
Contractual Obligations
As of December 31, 2025, we had $403.3 million of principal borrowings and $72.8 million of projected interest associated with its outstanding debt obligations. Any remaining unpaid principal and any accrued or unpaid interest will become due on the maturity date of June 29, 2028. The projected interest costs on variable rate instruments are based on market rates as of December 31, 2025. See Note 12 – Notes Payable to the accompanying consolidated financial statements for additional information regarding our Credit Facilities.
We have various lease agreements related to office space, warehouses, vehicles, and office equipment that expire at various dates through 2037. As of December 31, 2025, the future minimum rental payments under non-cancelable operating leases were $39.3 million. See Note 4 – Leases to the accompanying consolidated financial statements for additional information regarding our non-cancellable operating leases.

We also have purchase obligations consisting of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2025, the future minimum value of our non-cancellable unconditional purchase obligations was $5.0 million. See Note 14 – Commitments and Contingencies to the accompanying consolidated financial statements for additional information regarding our purchase obligations.
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
Valuation of Goodwill
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Substantially all of our goodwill was recognized in the purchase price allocations when we were acquired in 2017 and when Apption Labs Limited (together with its subsidiaries, “Apption Labs”) was acquired in July 2021, with smaller incremental amounts recognized in subsequent business combinations. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In conducting the impairment test, we first reviews qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company currently operates as a single reporting unit under the guidance in Topic 350, Intangibles - Goodwill and Other.
When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we will perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the reporting unit’s carrying amount exceeds its fair value, it will record an impairment charge based on that difference.
We conduct annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. For the annual impairment test conducted in the fourth quarter of 2024, we performed a qualitative assessment of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment test.
However, as part of the June 30, 2025 and September 30, 2025 interim goodwill impairment test, we identified a potential indicator of impairment due to the sustained decrease of the Company’s stock price which led to the conclusion that a triggering event had occurred and therefore we performed a quantitative test for the single reporting unit.
To estimate the reporting unit fair value as part of the quantitative impairment test, we applied a weighted valuation analysis using both an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on the June 30, 2025 interim impairment test of goodwill, the Company determined there was no goodwill impairment. Based on the September 30, 2025 interim impairment test of goodwill, we determined the carrying value of the reporting unit was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million. Significant negative industry or economic trends, disruptions to our businesses, significant unexpected or planned changes in use of the assets, divestitures, and market capitalization declines may result in impairments to the carrying value of our long-lived assets.
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
Interest Rate Risk
We had cash and cash equivalents of $19.6 million and $15.0 million as of December 31, 2025 and 2024, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.3 million and $403.6 million of outstanding debt as of December 31, 2025 and 2024, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of December 31, 2025, for every 100 basis point increase in the interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge or otherwise protect fluctuations on a portion of our variable rate debt as described in further detail in Note 8 – Derivatives to the accompanying consolidated financial statements, and we may in the future use caps, collars, structured collars, or other common derivative financial instruments to further reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Our primary foreign currency exchange risk relates to the purchase of inventory from manufacturers denominated in Chinese Renminbi, as well as our international sales primarily denominated in the Canadian dollar, Euro, and British pound. We utilize foreign currency contracts to manage foreign currency risk in purchasing inventory and capital equipment, and future settlement of foreign denominated assets and liabilities. The volume of our foreign currency contract activity is limited by the amount of transaction exposure in each foreign currency and our election as to whether to hedge the respective transactions. We had outstanding foreign currency contracts as of December 31, 2025 and 2024 but did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty, and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in our accompanying consolidated balance sheets, and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income, net in the accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2025 and 2024, the net asset and liability fair values of our foreign currency contract positions were $0.2 million and $2.9 million, respectively. These foreign currency contract positions resulted in a net gain and loss of $0.7 million and $4.0 million for the year ended December 31, 2025 and 2024, respectively. At December 31, 2025, a 10% favorable or unfavorable exchange rate movement in the Chinese Renminbi in our portfolio of foreign currency contracts would have resulted in an incremental unrealized gain of approximately $4.1 million or unrealized loss of approximately $2.9 million, respectively.
Commodity Price Risk
We are exposed to commodity price fluctuations primarily as a result of the cost of steel that is used by our manufacturers. For example, steel is the primary raw material used in manufacturing of our grills. Under our current agreements with our primary contract manufacturers, we have the ability to periodically fix the cost of our grills so that the manufacturers bear the risk of steel price fluctuation for a period of time. During such periods, increases in the price of steel would not impact our costs. However, our business can be affected by sustained dramatic movements in steel prices, including as a result of the 50% tariff on all steel imports other than those from the United Kingdom, which are subject to a 25% tariff, put in place by the current administration.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by COSO in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies, as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider Trading Arrangements and Policies.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table provides information regarding our executive officers and members of our Board (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position(s)
Executive Officers
Jeremy Andrus	54	Chief Executive Officer, Chairman of the Board of Directors
Michael J. Hord	46	Chief Financial Officer
Cole VandenAkker	43	Chief Sales Officer
Non-Employee Directors
Raul Alvarez	70	Lead Independent Director
Wendy A. Beck	61	Director
Martin Eltrich	53	Director
James Ho	48	Director
Daniel James	61	Director
Elizabeth C. Lempres	65	Director
Steven Richman	66	Director
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
Michael J. Hord has served as our Chief Financial Officer since March 2025. Mr. Hord served as Senior Vice President of Finance and Strategy at the Company since April 2023, and, prior to that, as Vice President of Finance and Strategy from September 2021 until March 2023. Before his time at Traeger, Mr. Hord spent 16 years at NIKE, Inc. in various leadership roles, including Senior Director of Global Business Planning from April 2020 to September 2021, CFO of Nike Southern Cone, and CFO of Nike Brazil. Mr. Hord holds a B.A. in Accounting and Finance from the University of Portland and has completed an Executive Leadership program at Stanford University’s Graduate School of Business.
Cole VandenAkker has served as our Chief Sales Officer since September 2022. Mr. VandenAkker previously served as our Executive Vice President from May 2020 until September 2022. Prior to these roles, has served as Vice President of Sales and Director of Key Accounts, joining the Company in 2014. Before his time at Traeger, Mr. VandenAkker spent 3 years at Backcountry.com as the Director of Corporate Development. Mr. VandenAkker holds a B.A. in Economics from the University of Utah and an M.B.A. from Harvard Business School.
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

The remaining information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2025)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders (1)	10,285,867 (2)	—	9,133,851 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	10,285,867	—	9,133,851
(1) Consists of the 2021 Plan.
(2) Consists of 10,285,867 outstanding RSUs and PSUs (determined based on the achievement of the "maximum" goal) under the 2021 Plan.
(3) The number of shares of our common stock available for issuance under the 2021 Plan increases annually on the first day of each calendar year, beginning on and including January 1, 2025 and ending on and including January 1, 2031, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by our Board.
The remaining information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements.
The following documents are included on pages F-1 through F-31 attached hereto and are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
Financial statement schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1
3.1(a)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024	8-K	06/17/24	3.1
3.2	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.1
4.1	Form of Certificate of Common Stock	S-1/A	07/21/21	4.1
4.2	Stockholders Agreement	8-K	08/03/21	10.2
4.3	Amendment No. 1 to Stockholders Agreement, dated April 30, 2024, by and among Traeger, Inc. and the Stockholders party thereto.	10-Q	08/07/24	4.1
4.4	Management Stockholders Agreement	8-K	08/03/21	10.3
4.5	Registration Rights Agreement	8-K	08/03/21	10.1
4.6	Description of Securities	10-K	03/28/22	4.5
10.1†	Form of Indemnification Agreement between Traeger, Inc. and its directors and officers	S-1	07/06/21	10.1
10.2†	Traeger, Inc. 2021 Incentive Award Plan	10-K	03/28/22	10.2
10.3†	Form of Restricted Stock Unit Award Agreement (Andrus IPO Award) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.10
10.4†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.12
10.5†	Traeger, Inc. Deferred Compensation Plan	S-1/A	07/21/21	10.13

10.6†	Form of Restricted Stock Unit Award Agreement (Deferred RSUs) under 2021 Incentive Award Plan	S-1/A	07/21/21	10.14
10.7†	Form of Option Award Agreement under 2021 Incentive Award Plan	S-1/A	07/21/21	10.15
10.8†	Form of 2024 Performance-Based Restricted Stock Unit Agreement	10-Q	08/07/24	10.2
10.9†	Form of 2025 Performance-Based Restricted Stock Unit Agreement	10-Q	05/02/25	10.3
10.10†	Form of 2025 Restricted Stock Unit Agreement	10-Q	05/02/25	10.4
10.11†	Traeger, Inc. Non-Employee Director Compensation Program	S-1/A	07/21/21	10.3
10.12†	Traeger, Inc. Executive Change in Control Severance Plan	8-K	04/26/22	10.1
10.13†	Amended and Restated Employment Agreement, by and between Jeremy Andrus and Traeger Pellet Grills LLC, dated September 25, 2017	S-1	07/06/21	10.4
10.14†	Offer of Employment Letter, by and between Dominic Blosil and Traeger Pellet Grills LLC, dated January 28, 2014.	S-1	07/06/21	10.5
10.15†	Separation Agreement, by and between Dominic Blosil and Traeger Pellet Grills, LLC, dated March 11, 2025	10-Q	05/02/25	10.1
10.16†	Offer of Employment Letter, by and between Joey Hord and Traeger Pellet Grills LLC dated March 7, 2025	10-Q	05/02/25	10.2
10.17†	Offer of Employment Letter, by and between Jim Hardy and Traeger Pellet Grills LLC, dated February 25, 2021.	10-K	03/28/22	10.14
10.18†	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated February 6, 2024.	10-Q	05/08/24	10.1
10.19†	Performance-Based Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025	10-Q	05/02/25	10.5
10.20†	Restricted Stock Agreement by and between Traeger, Inc. and Jeremy Andrus, dated April 10, 2025	10-Q	05/02/25	10.6
10.21†	Jim Hardy Letter Agreement, dated December 4, 2023.	8-K/A	12/07/23	10.1
10.22†	Letter Agreement, dated April 10, 2025, by and between the Company and Jeremy Andrus	8-K	04/16/25	10.1
10.23**†	Jim Hardy Separation Agreement, dated December 16, 2025, as amended on February 25, 2026.				*
10.24	First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.14
10.25	Amendment to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 18, 2021.	10-Q	09/10/21	10.10

10.26	Amendment No. 2 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 9, 2022.	10-Q	08/15/22	10.3
10.27	Amendment No. 3 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated June 2, 2023.	10-Q	08/07/23	10.3
10.28	Amendment No. 4 to First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent, and the lenders party thereto, dated August 5, 2025.	10-Q	08/07/25	10.1
10.29	Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.16
10.30	Amendment No. 1 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 29, 2021.	S-1	07/06/21	10.17
10.31	Amendment No. 2 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated February 18, 2022.	10-K	03/28/22	10.19
10.32	Amendment No. 3 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated July 20, 2022.	10-Q	08/15/22	10.2
10.33	Amendment No. 4 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 19, 2022.	10-Q	11/14/22	10.3
10.34	Amendment No. 5 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2022.	10-Q	11/14/22	10.5
10.35	Amendment No. 6 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 30, 2022.	10-Q	11/14/22	10.6
10.36	Waiver and Amendment No. 7 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2022.	10-Q	11/14/22	10.7

10.37	Amendment No. 8 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated June 23, 2023.	10-Q	08/08/23	10.2
10.38	Amendment No. 9 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 8, 2023.	10-Q	11/09/23	10.3
10.39	Amendment No. 10 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated August 6, 2024.	10-Q	08/07/24	10.3
10.40	Purchase and Contribution Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated November 2, 2020.	S-1	07/06/21	10.18
10.41	Current Office Lease dated January 23, 2015, as amended April 1, 2015, February 8, 2016, November 22, 2016, December 4, 2017, and August 28, 2018.	S-1	07/06/21	10.19
10.42	Sublease, dated as of October 29, 2021, by and between Traeger Pellet Grills LLC and Verkada, Inc.	8-K	01/19/21	10.1
10.43^	Planned Office Lease, dated November 4, 2020, as amended February 8, 2021.	10-K	03/28/22	10.23
10.44^	Second Amendment to Planned Office Lease, dated September 1, 2021.	10-K	03/28/22	10.24
10.45	Agency Transfer Lender Consent to the First Lien Credit Agreement by and among TGP Holdings III LLC, Traeger Pellet Grills Holdings LLC, TGPX Holdings II LLC, Credit Suisse AG, as administrative agent and collateral agent, and certain of the lenders party thereto, dated April 30, 2024.	10-Q	05/09/24	10.2
19	Traeger Inc. Insider Trading Compliance Policy and Procedures				*
21.1	List of Subsidiaries	10-K	03/28/22	21.1
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				*
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

97	Traeger, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	03/08/24	97

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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

TRAEGER, INC.

Date: March 5, 2026	By:	/s/ Jeremy Andrus
Jeremy Andrus
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremy Andrus	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 5, 2026
Jeremy Andrus

/s/ Michael J. Hord	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
Michael J. Hord

/s/ Cole VandenAkker	Chief Sales Officer	March 5, 2026
Cole VandenAkker

/s/ Raul Alvarez	Director	March 5, 2026
Raul Alvarez

/s/ Wendy A. Beck	Director	March 5, 2026
Wendy A. Beck

/s/ Martin Eltrich	Director	March 5, 2026
Martin Eltrich

/s/ James Ho	Director	March 5, 2026
James Ho

/s/ Daniel James	Director	March 5, 2026
Daniel James

/s/ Elizabeth C. Lempres	Director	March 5, 2026
Elizabeth C. Lempres

/s/ Steven Richman	Director	March 5, 2026
Steven Richman

TRAEGER, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Traeger, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Traeger, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Salt Lake City, Utah
March 5, 2026

TRAEGER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$19,624	$14,981
Accounts receivable, net	82,122	85,331
Inventories	98,831	107,367
Prepaid expenses and other current assets	14,272	35,444
Total current assets	214,849	243,123
Property, plant, and equipment, net	33,703	36,949
Operating lease right-of-use assets	38,201	44,370
Goodwill	—	74,725
Intangible assets, net	387,050	428,536
Other long-term assets	2,173	2,974
Total assets	$675,976	$830,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,135	$27,701
Accrued expenses	62,668	82,143
Line of credit	—	5,000
Current portion of notes payable	250	250
Current portion of operating lease liabilities	2,650	3,790
Other current liabilities	382	3,357
Total current liabilities	80,085	122,241
Notes payable, net of current portion	399,590	398,445
Operating lease liabilities, net of current portion	23,040	26,646
Deferred tax liability	1,861	6,376
Other non-current liabilities	552	539
Total liabilities	505,128	554,247
Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 137,068,259 and 130,648,819 as of December 31, 2025 and 2024	14	13
Additional paid-in capital	974,372	960,966
Accumulated deficit	(804,066)	(688,885)
Accumulated other comprehensive income	528	4,336
Total stockholders’ equity	170,848	276,430
Total liabilities and stockholders’ equity	$675,976	$830,677
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year-ended December 31,
	2025	2024	2023
Revenue	$559,520	$604,072	$605,882
Cost of revenue	340,174	348,603	382,325
Gross profit	219,346	255,469	223,557
Operating expense:
Sales and marketing	90,217	109,656	108,727
General and administrative	95,031	113,483	129,800
Amortization of intangible assets	35,260	35,274	35,554
Goodwill impairment	74,725	—	—
Restructuring and other costs	21,840	—	225
Change in fair value of contingent consideration	—	—	4,698
Total operating expense	317,073	258,413	279,004
Loss from operations	(97,727)	(2,944)	(55,447)
Other income (expense):
Interest expense	(31,350)	(33,500)	(31,275)
Other income, net	9,755	480	4,305
Total other expense	(21,595)	(33,020)	(26,970)
Loss before provision (benefit) for income taxes	(119,322)	(35,964)	(82,417)
Provision (benefit) for income taxes	(4,141)	(1,956)	1,985
Net loss	$(115,181)	$(34,008)	$(84,402)
Net loss per share, basic and diluted	$(0.87)	$(0.27)	$(0.68)
Weighted-average common shares outstanding, basic and diluted	133,095,964	127,443,657	123,726,252
Other comprehensive income (loss):
Foreign currency translation adjustments	$(68)	$62	$129
Change in cash flow hedge	—	—	(2,088)
Amortization of dedesignated cash flow hedge	(3,740)	(6,666)	(10,364)
Total other comprehensive loss	(3,808)	(6,604)	(12,323)
Comprehensive loss	$(118,989)	$(40,612)	$(96,725)
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	122,624,414	$12	$882,069	$(570,475)	$23,263	$334,869
Issuance of common stock under stock plan	3,240,889	1	—	—	—	1
Stock-based compensation	—	—	53,203	—	—	53,203
Net loss	—	—	—	(84,402)	—	(84,402)
Foreign currency translation adjustments	—	—	—	—	129	129
Change in cash flow hedge	—	—	—	—	(2,088)	(2,088)
Amortization of dedesignated cash flow hedge	—	—	—	—	(10,364)	(10,364)
Balance at December 31, 2023	125,865,303	$13	$935,272	$(654,877)	$10,940	$291,348
Issuance of common stock under stock plan	5,449,476	—	—	—	—	—
Shares withheld related to net share settlement	(665,960)	—	(2,207)	—	—	(2,207)
Stock-based compensation	—	—	27,901	—	—	27,901
Net loss	—	—	—	(34,008)	—	(34,008)
Foreign currency translation adjustments	—	—	—	—	62	62
Amortization of dedesignated cash flow hedge	—	—	—	—	(6,666)	(6,666)
Balance at December 31, 2024	130,648,819	$13	$960,966	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	7,783,492	1	—	—	—	1
Shares withheld related to net share settlement	(1,364,052)	—	(1,848)	—	—	(1,848)
Stock-based compensation	—	—	15,254	—	—	15,254
Net loss	—	—	—	(115,181)	—	(115,181)
Foreign currency translation adjustments	—	—	—	—	(68)	(68)
Amortization of dedesignated cash flow hedge	—	—	—	—	(3,740)	(3,740)
Balance at December 31, 2025	137,068,259	$14	$974,372	$(804,066)	$528	$170,848
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year-ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,181)	$(34,008)	$(84,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant, and equipment	12,143	13,870	15,011
Amortization of intangible assets	41,992	42,458	42,770
Amortization of deferred financing costs	2,028	1,977	2,016
Loss (gain) on disposal of property, plant, and equipment	(83)	649	2,188
Stock-based compensation expense	15,254	27,901	53,203
Unrealized loss on derivative contracts	5,095	9,971	3,997
Amortization of dedesignated cash flow hedge	(3,740)	(6,666)	(10,364)
Change in contingent consideration	—	(15,000)	4,478
Goodwill impairment	74,725	—	—
Other non-cash adjustments	(2,690)	(233)	(2,022)
Change in operating assets and liabilities:
Accounts receivable	3,150	(25,396)	(17,735)
Inventories	8,536	(11,192)	57,295
Prepaid expenses and other current assets	14,355	(7,573)	(4,199)
Other non-current assets	114	148	(568)
Accounts payable and accrued expenses	(35,178)	26,982	2,374
Net cash provided by operating activities	20,520	23,888	64,042
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(6,934)	(11,996)	(19,946)
Capitalization of patent costs	(506)	(448)	(460)
Proceeds from sale of property, plant, and equipment	108	113	3,028
Net cash used in investing activities	(7,332)	(12,331)	(17,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	59,000	63,000	115,900
Repayments on line of credit	(64,000)	(86,400)	(171,209)
Repayments of long-term debt	(250)	(250)	(250)
Payment of deferred financing costs	(904)	(119)	—
Principal payments on finance lease liabilities	(543)	(521)	(514)
Payments of acquisition related contingent consideration	—	—	(12,225)
Taxes paid related to net share settlement of equity awards	(1,848)	(2,207)	—
Net cash used in financing activities	(8,545)	(26,497)	(68,298)
Net increase (decrease) in cash and cash equivalents	4,643	(14,940)	(21,634)
Cash and cash equivalents at beginning of period	14,981	29,921	51,555
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,624	$14,981	$29,921
The accompanying notes are an integral part of these consolidated financial statements

TRAEGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(Continued)	Year-ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33,220	$38,512	$40,060
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$450	$292	$460
Property, plant, and equipment included in accounts payable and accrued expenses	$2,748	$678	$3,975
The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Nature of Operations – Traeger, Inc. and its wholly owned Subsidiaries (collectively “Traeger” or the “Company”) design, source, sell, and support wood pellet fueled barbecue grills and Flatrock flat top grills sold to retailers, distributors, and direct to consumers. The Company produces and sells the pellets used to fire the wood pellet barbecue grills and also sells Traeger-branded rubs, spices, and sauces, as well as grill accessories (including MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel, and other ancillary items). A significant portion of the Company’s sales are generated from customers throughout the United States (“U.S.”), and the Company continues to develop distribution in Canada and Europe. The Company’s headquarters are in Salt Lake City, Utah.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete reserves, valuation and impairment of intangible assets including goodwill, and reserves for warranty. Actual results could differ from these estimates.
Cash and Cash Equivalents – The Company considers cash on deposit and short-term investments with remaining maturities at acquisition of three months or less to be cash and cash equivalents.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, and foreign currency contracts. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers that accounted for a significant portion of revenue are as follows for the fiscal periods indicated:

	December 31,
	2025	2024	2023
Customer A	29%	24%	18%
Customer B	14%	18%	16%
Customer C	8%	8%	10%
Concentrations of credit risk exist to the extent credit terms are extended with four large customers that account for a significant portion of our trade accounts receivables. As of December 31, 2025, there were four large customers A, B, C, and D that accounted for 38%, 15%, 4%, and 16% of the Company’s trade accounts receivable as compared to 31%, 28%, 4%, and 13% as of December 31, 2024. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of the Company’s trade accounts receivable as of December 31, 2025 and 2024. Additionally, no other single customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2025, 2024, and 2023.
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
Inventories – Inventories consist of finished goods, work-in-process, and raw materials. Inventories are stated at the lower of cost or net realizable value, with cost for raw materials and finished goods stated as an approximate cost determined on the first-in first-out basis. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Assessments to value the inventory at the lower of the cost to purchase the inventory, or the net realizable value of the inventory, are based upon assumptions about future demand, physical deterioration, changes in price levels, and market conditions. As a result of the Company’s assessments, when the net realizable value of inventory is less than the carrying value, the inventory cost is written down to the net realizable value and the write down is recorded as a charge to cost of revenue. Inventories include indirect acquisition and production costs that are incurred to bring the inventories to their present condition and location. Inventories are recorded net of reserves for obsolescence. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products.
Derivative Instruments – The Company is exposed to the impact of changes in foreign currency exchange rates and benchmark interest rates. The Company uses foreign exchange option contracts for the purpose of economically hedging exposure to changes in currency fluctuations between the U.S. Dollar and the Chinese Renminbi, as well as a floating-to-fixed interest rate swap agreement to hedge a portion of the Company’s variable rate debt. The Company accounts for these contracts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires that all derivatives be recognized at fair value in the accompanying consolidated balance sheets, and that corresponding gains and losses are recognized within other income, net in the accompanying consolidated statements of operations and comprehensive loss. The Company applies hedge accounting to the interest rate swap agreement and does not apply hedge accounting to the foreign exchange option contracts. For details associated with the Company’s dedesignated interest rate swap hedging relationship, see Note 8 – Derivatives.
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
Leases – The Company primarily leases office space, vehicles, and equipment from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Certain of the Company’s leases contain renewal options for varying periods, which can be exercised both by mutual agreement and at the Company’s sole discretion. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value, and estimated residual value of the asset. Where leases include options to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. As of December 31, 2025, the Company’s leases have remaining lease terms ranging from 1 month to 12 years.
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
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The Company subleases portions of its previous headquarters in three separate phases until the lease expires in 2026. Income from the subleased property is recognized on a straight-line basis and presented as a reduction of costs, allocated against general and administrative expenses in the Company’s accompanying consolidated statements of operations and comprehensive loss. Sublease income for the years ended December 31, 2025, 2024, and 2023 was immaterial.
Deferred Financing Costs – Costs incurred in connection with long-term debt financing are deferred and reflected net of notes payable and are amortized to interest expense utilizing the effective-interest method over the term of the related financing. Costs incurred in connection with the refinancing to the revolving credit facility, and amendments to the Receivables Financing Agreement are capitalized and recorded as other long-term assets on the accompanying consolidated balance sheets. These costs are being amortized to interest expense on a straight-line basis over the term of each respective credit facility.
Intangible Assets – Finite-lived intangible assets are initially recorded at fair value and presented net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is currently amortizing acquired intangible assets, including customer relationships, distributor relationships, business trademarks, and technology over periods ranging between 5.0 years and 25 years. Amortization related to acquired patent technology and to capitalized patent costs are recorded as a component of cost of revenue, and amortization related to acquired business trademarks, customer relationships, and distributor relationships are recorded in amortization of intangible assets in the accompanying consolidated statements of operations and comprehensive loss.
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
When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the Company’s reporting unit’s carrying amount exceeds its fair value, it will record an impairment charge based on that difference.
The Company conducts annual goodwill impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. For the annual impairment tests conducted in the fourth quarter of 2024, the Company performed a qualitative assessment of goodwill and determined that it was more likely than not that the fair value of goodwill was greater than its carrying value. Therefore the quantitative impairment test was not performed and no impairment of goodwill was recorded in connection with the annual impairment test.
However, as part of the June 30, 2025 and September 30, 2025 interim goodwill impairment test, the Company identified a potential indicator of impairment due to the sustained decrease of the Company’s stock price which led to the conclusion that a triggering event had occurred and therefore the Company performed a quantitative test for the single reporting unit in each respective period.
To estimate the reporting unit fair value as part of the quantitative impairment test, the Company applied a weighted valuation analysis using both an income approach and a market-based approach. The income approach utilizes a discounted cash flow analysis, and the market-based approach utilizes comparable public company information, key valuation multiples, and considers a market control premium associated with cost synergies and other cash flow benefits that arise from obtaining control over a reporting unit, and guideline transactions, when applicable. The significant assumptions used in these approaches include revenue growth rates, profit margins, and discount rates under the income approach as well as valuation multiples derived from comparable public companies under the market approach.
Based on the June 30, 2025 interim impairment test of goodwill, the Company determined there was no goodwill impairment. Based on the September 30, 2025 interim impairment test of goodwill, the Company determined the carrying value of the reporting unit was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million, which fully impaired the Company’s goodwill balance. For details associated with the Company’s interim goodwill impairment, see Note 11 – Goodwill and Intangibles.

Impairment of Assets – Long-lived assets, including property, plant, and equipment, operating right-of-use assets, and finite-lived intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset or asset group. If impairment exists, the impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of cash flows from other asset groups. The Company concluded there were no indicators of impairment identified at December 31, 2024. As part of the June 30, 2025 and September 30, 2025 interim goodwill impairment testing, the Company conducted additional analysis related to its long-lived assets. As a result of these analysis as well as additional qualitative analysis as of December 31, 2025, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of the long-lived assets may not be recoverable and no impairment was recorded.
Fair Value of Financial Instruments – For financial assets and liabilities recorded at fair value on a recurring or a non-recurring basis. Fair value is the price the Company would receive to sell an asset, or pay to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3: Significant inputs to the valuation model are unobservable.
The carrying amounts reported in the Company’s accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable, prepaid expenses, and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these instruments. The carrying amounts reported in the Company’s accompanying consolidated balance sheets for the variable rate Revolving Credit Facility and Receivables Financing Agreement (defined below) also approximate their fair value. The fair value of the fixed rate First Lien Term Loan Facility (defined below) is considered a Level 2 instrument in the fair value hierarchy due to the unobservable nature of the inputs. For details associated with the Company’s fair value measurement of financial instruments, see Note 9 – Fair Value Measurements.
Contingent Consideration – The purchase consideration associated with the acquisition of Apption Labs included contingent cash consideration payable to the sellers based on achievement of certain revenue, earnings, and successful product launch thresholds for fiscal years 2021, 2022 and 2023. The fair value of contingent consideration obligation was estimated based on the probability assessments with respect to the likelihood of achieving the performance targets and discount rates consistent with the level of risk of achievement. The Company included the fair value of this contingent obligation in current and non-current contingent consideration in the accompanying consolidated balance sheets.
At each reporting period, the Company revalued the contingent consideration obligation to its fair value and recorded increases and decreases in fair value within the change in fair value of contingent consideration in the accompanying consolidated statements of operations and comprehensive loss. Changes in the fair value of the contingent consideration obligation resulted from changes in discount periods and rates and changes in probability assumptions with respect to the likelihood of achieving the performance targets. In April 2024, the Company paid the remaining $15.0 million of contingent consideration based on the achievement of certain earnings and product launch thresholds for fiscal year 2023.
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
The Company has entered into contracts with some customers that allow for credits to be claimed for certain matters of operational compliance, promotional discounts or for returns to the retail customer from end consumers. Credits that will be issued associated with these items are estimated using the expected value method and are based on actual historical experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC Topic 460, Guarantees. See Warranty Costs below.
Cost of Revenue – Cost of revenue consists of product costs, including costs of products from third-party contract manufacturers of grills, consumables, and accessories, costs of components, direct and indirect manufacturing costs of wood pellet production, packaging, inbound freight and duties, warehousing and fulfillment, warranty costs, product quality testing and inspection costs, excess and obsolete inventory write-downs, cloud-hosting costs for connected devices, depreciation of tooling and manufacturing equipment, amortization of internal use software and patented technology, and certain employee-related expenses.
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
On December 14, 2023, the Company announced a voluntary recall of its Flatrock flat top grill. Consequently, the impact on operating results was $0.3 million and $2.6 million for years ended December 31, 2024 and 2023, respectively. These costs were primarily due to product returns, recall charges, inventory-write offs, and expenses related to logistics, rework, and legal fees. There were no such amounts recorded for the fiscal year ended 2025.
Sales and Marketing – Sales and marketing expenses consist primarily of the advertising and marketing of the Company’s products and personnel-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs are included in sales and marketing expenses within total operating expenses in the accompanying consolidated statements of operations and comprehensive loss.
Advertising Costs – The Company incurs non-direct response advertising costs which are expensed as incurred. Advertising expense was $15.7 million, $20.1 million, and $39.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included within sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.
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
Research and Development – Research and development expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation expense, as well as professional services, prototype materials, and software platform costs. Research and development expense was $12.4 million, $15.2 million, and $11.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
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
The preparation of consolidated financial statements in conformity with ASC 740, Income Taxes, requires the Company to report information regarding its exposure to various tax positions taken by the Company. The Company has determined whether any tax positions have met the recognition threshold and has measured the Company’s exposure to those tax positions. Management believes that the Company has adequately addressed all relevant tax positions and that there are no uncertain tax positions that would require adjustment to the consolidated financial statements to comply with the provisions of the guidance. The Company has elected to record any interest and penalties related to uncertain tax positions within interest expense on the accompanying consolidated statements of operations and comprehensive loss. No interest and penalties related to uncertain tax positions were recorded for either the year-ended December 31, 2025, 2024, or 2023, respectively.
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
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. For the year ended December 31, 2025, the Company received $6.0 million from the IRS in connection with these tax credits, of which $1.3 million represented interest. These amounts were recorded within other income, net in the accompanying consolidated statements of operations and comprehensive loss. There were no such amounts recorded for the fiscal years ended 2024 and 2023.
In January 2026, the Company received the final benefit associated with the remaining ERTC claims submitted to the IRS, totaling $11.6 million, of which $2.8 million represented interest. The full amount will be recorded within other income, net in the consolidated statements of operations and comprehensive loss for fiscal year 2026.
Stock-Based Compensation – The Company awards stock-based compensation to employees and directors under the Traeger, Inc. 2021 Incentive Award Plan (the “2021 Plan”), which is described in Note 15 – Stock-Based Compensation.
The Company recognizes compensation expense for time-based restricted stock units (“RSUs”) and time-based restricted shares (“RSAs”) on a straight-line basis over the requisite service period. For the performance-based restricted stock units (“PSUs”) and performance-based restricted shares (“Performance Shares”), the compensation expense is recognized on an accelerated basis over the requisite service period. The compensation expense related to the PSUs and Performance Shares with a performance condition could increase or decrease depending on the estimated probability of achieving the applicable adjusted EBITDA goals over the requisite service period. For PSUs and Performance Shares with a market condition, the Company uses a Monte Carlo pricing model to estimate the fair value of the awards as of the grant date, using various simulations of future stock prices through a stochastic model to estimate the fair value over the remaining term of the performance period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.
Comprehensive Loss – The Company’s comprehensive loss is determined based on net loss adjusted for gains and losses on foreign currency translation adjustments and the interest rate swap, as well as amortized gains and losses associated with the dedesignated interest rate swap.
Foreign Currency – The Company has foreign subsidiaries for which the net sales generated, as well as most of the related expenses directly incurred from those operations, are denominated in local currencies. The functional currency of these foreign subsidiaries that either operate or support these operations are generally the same as the Company’s functional currency. Results of operations for the Company’s consolidated foreign subsidiaries are remeasured from the local currency to the U.S. dollar using average exchange rates during the period, while monetary assets and liabilities are remeasured at the exchange rate in effect at the reporting date. Non-monetary assets and liabilities and equity accounts of consolidated foreign subsidiaries are carried at historical values. Resulting gains or losses from remeasuring foreign currency financial statements are recorded within other income, net in the accompanying consolidated statements of operations and comprehensive loss.
Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar are included within other income, net in the accompanying consolidated statements of operations and comprehensive loss. The Company recorded a net foreign exchange gain of $1.1 million and losses of $1.0 million, and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Retirement Plan – The Company maintains a defined contribution retirement plan (“401(k) plan”) for all full-time employees in the United States. This 401(k) plan allows employees to contribute a portion of their eligible compensation up to the certain maximum dollar limits set by the Internal Revenue Service. The Company made matching contributions to the 401(k) plan of $1.9 million, $2.1 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The expenses are recorded consistent with the payroll expense associated to each individual employee to whom the matching contributions pertains.
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
New Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company elected to early adopt ASU 2023-09 effective January 1, 2025, and applied the new disclosure requirements prospectively in this Annual Report for the fiscal year ended December 31, 2025. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For further information, refer to Note 16 – Income Taxes.
New Accounting Pronouncements Issued but Not Yet Adopted
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
3 – REVENUE
The following table disaggregates revenue by product category, geography, and sales channel for the fiscal periods indicated (in thousands):

	Year-ended December 31,
Revenue by product category	2025	2024	2023
Grills	$298,026	$324,702	$299,346
Consumables	127,474	119,299	114,901
Accessories	134,020	160,071	191,635
Total revenue	$559,520	$604,072	$605,882

	Year-ended December 31,
Revenue by geography	2025	2024	2023
North America	$514,686	$542,381	$536,496
Rest of world	44,834	61,691	69,386
Total revenue	$559,520	$604,072	$605,882

	Year-ended December 31,
Revenue by sales channel	2025	2024	2023
Retail	$468,452	$482,812	$451,759
Direct to consumer	91,068	121,260	154,123
Total revenue	$559,520	$604,072	$605,882
4 – LEASES
The Company has various lease agreements related to office space, warehouses, vehicles, and office equipment. The leases expire at various dates through 2037, which are primarily accounted for as operating leases.
The following table presents the components of lease costs (in thousands):

	Year-ended December 31,
	2025	2024	2023
Operating lease costs	$7,428	$7,476	$6,293
Variable lease costs	1,566	1,379	1,311
The following table presents lease terms and discount rates:

	Year-ended December 31,
	2025	2024	2023
Weighted average remaining lease term	10.28	10.14	10.67
Weighted average discount rate	8.32%	8.04%	7.83%
At December 31, 2025, future lease payments (receipts) under operating leases were as follows (in thousands):

	Operating Lease Liabilities	Operating Sublease
2026	$4,627	$(1,035)
2027	3,510	—
2028	3,279	—
2029	3,358	—
2030	3,018	—
Thereafter	21,529	—
Total lease payments (receipts)	39,321	(1,035)
Less: Effect of discounting to net present value	(13,631)
Present value of lease liabilities	$25,690
The following table presents supplemental cash flow information (in thousands):

	Year-ended December 31,
	2025	2024	2023
Cash payments used in operating cash flows from lease arrangements	$5,984	$5,806	$6,112
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$376	$40,589
Derecognition of right-of-use assets due to reassessment of lease term	$(32)	$(276)	$(33)
5 – ACCOUNTS RECEIVABLES, NET
Accounts receivables, net consists of the following (in thousands):

	December 31,
	2025	2024
Trade accounts receivable	$98,096	$104,138
Allowance for expected credit losses	(434)	(449)
Sales reserves, discounts and allowances	(15,540)	(18,358)
Total accounts receivable, net	$82,122	$85,331
6 – INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$2,393	$4,975
Work in process	4,395	6,526
Finished goods	92,043	95,866
Inventories	$98,831	$107,367
Included within inventories are adjustments of $3.6 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively, to record inventory to net realizable value.
7 – ACCRUED EXPENSES

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrual for inventories in-transit	$4,292	$13,013
Warranty accrual	5,975	6,239
Accrued compensation and bonus	12,854	8,483
Accrual for legal matter	—	15,000
Other	39,547	39,408
Accrued expenses	$62,668	$82,143
The changes in the Company’s warranty accrual, included within accrued expenses in the accompanying consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	December 31,
	2025	2024	2023
Warranty accrual, beginning of period	$6,239	$7,240	$7,368
Warranty claims	(4,895)	(4,694)	(6,262)
Warranty costs accrued	4,631	3,693	6,134
Warranty accrual, end of period	$5,975	$6,239	$7,240
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
In January 2023, the Company changed the interest reset period from one month to three months on the term loan portion under the First Lien Term Loan Facility (as defined below). As a result, the Company dedesignated its hedging relationship. At the time of dedesignation, the total amount recorded within accumulated other comprehensive income (“AOCI”) was $21.3 million and will be amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of December 31, 2025 the Company had $0.6 million remaining within AOCI to be amortized into earnings as a reduction of interest expense.
For periods where the net position is in an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets. The gross and net balances from the interest rate swap contract position were as follows (in thousands):

	December 31,
	2025	2024
Gross asset fair value	$1,047	$9,223
Gross liability fair value	—	—
Net asset fair value	$1,047	$9,223
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

The Company had outstanding foreign currency contracts as of December 31, 2025 and 2024. The Company did not elect hedge accounting for any of these contracts. All outstanding contracts are with the same counterparty and thus the fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets, and for periods where the net position is a liability balance, the balance is recorded within other non-current liabilities in the accompanying consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income, net in the accompanying consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	December 31,
	2025	2024
Gross asset fair value	$210	$—
Gross liability fair value	—	2,871
Net fair value	$210	$2,871
Gains (losses) from foreign currency contracts were recorded within other income, net in the accompanying consolidated statements of operations and comprehensive loss as follows for the fiscal periods indicated (in thousands):

	December 31,
	2025	2024	2023
Realized loss	$(2,419)	$(1,020)	$(3,080)
Unrealized gain (loss)	3,081	(2,947)	1,033
Total gain (loss)	$662	$(3,967)	$(2,047)
9 – FAIR VALUE MEASUREMENTS
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

		As of December 31,
Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	2025	2024
Assets:
Derivative assets—foreign currency contracts (1)	2	$210	$—
Derivative assets—interest rate swap contract (2)	2	1,047	9,223
Total assets		$1,257	$9,223

Liabilities:
Derivative liabilities—foreign currency contracts (3)	2	$—	$2,871
Total liabilities		$—	$2,871
(1)Included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
(2)Included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
(3)Included within other current liabilities in the accompanying consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2, and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. For the years ended December 31, 2025 and 2024, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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

Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments under certain circumstances. These assets include goodwill, which is evaluated using Level 3 inputs when written down to fair value and thus impaired. Once impaired, such assets are not subsequently adjusted to fair value unless further impairment occurs. During an interim goodwill impairment test, the Company determined that the carrying value of goodwill was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million. For further details, see Note 2 – Summary of Significant Accounting Policies.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of December 31, 2025		As of December 31, 2024
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,325	$377,613	$403,575	$395,421
Total liabilities	$403,325	$377,613	$403,575	$395,421
(1)Included within the current portion of notes payable and notes payable, net of current portion in the accompanying consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 2 instruments in the fair value hierarchy.
Due to the short-term nature of the borrowings under the Receivables Financing Agreement (as defined below), the carrying amounts approximate their fair values.
10 – PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Land and buildings	$2,062	$2,062
Machinery and equipment	29,642	28,563
Leasehold improvements	12,398	12,396
Office equipment and fixtures	23,455	21,921
Vehicles	2,617	2,832
Computer software and hardware	28,568	27,183
Property, plant, and equipment, gross	98,742	94,957
Plus: construction in progress	9,220	5,877
Less: accumulated depreciation	(74,259)	(63,885)
Property, plant, and equipment, net	$33,703	$36,949
Depreciation expense related to property, plant, and equipment recorded within cost of revenue was $6.4 million, $7.2 million, and $7.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense related to property, plant, and equipment recorded within general and administrative expense was $5.8 million, $6.6 million, and $7.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
11 – GOODWILL AND INTANGIBLES
Goodwill is primarily attributable to the allocations of the purchase price from the acquisition of Traeger Pellet Grills Holdings LLC on September 25, 2017 (the “Transaction”) and the acquisition of Apption Labs on July 1, 2021.
The changes in the carrying amount of goodwill were as follows (in thousands):

	December 31,
	2025	2024
Goodwill, beginning of period	$74,725	$74,725
Goodwill impairment	(74,725)	—
Goodwill, end of period	$—	$74,725

The Company’s intangible assets consisted of the following at the dates indicated below (dollars in thousands):

	December 31, 2025
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(184,665)	$193,728
Trademark	24	281,700	(95,261)	186,439
Technology	5	36,300	(33,070)	3,230
Distributor relationships	8	2,400	(1,350)	1,050
Favorable lease position	8	51	(50)	1
Other intangible assets	10	3,623	(1,021)	2,602
Total		$702,467	$(315,417)	$387,050

	December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	17	$378,394	$(162,070)	$216,324
Trademark	24	281,700	(82,931)	198,769
Technology	5	36,300	(26,610)	9,690
Distributor relationships	8	2,400	(1,050)	1,350
Favorable lease position	8	51	(48)	3
Other intangible assets	10	3,250	(850)	2,400
Total		$702,094	$(273,558)	$428,536
The preponderance of the customer relationships and trademark were pushed down from the purchase accounting in the Transaction (as defined above) in 2017.
Estimated annual amortization expense for the next five years and thereafter for the years ending December 31, (in thousands):

2026	$38,719
2027	35,470
2028	35,445
2029	34,643
2030	34,468
Thereafter	207,311
Total	$386,056
Amortization expense related to intangible assets recorded within cost of revenue was $6.7 million for the year ended December 31, 2025 and $7.2 million for the years ended December 31, 2024 and 2023. Amortization expense related to intangible assets recorded within amortization of intangible assets was $35.3 million, $35.3 million, and $35.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
12 – NOTES PAYABLE
Notes payable refers to the corporate level debt facilities. The Company’s corporate debt is incurred and guaranteed by certain of its operating subsidiaries, but it is not guaranteed by the Company or any parent entities above the borrower and guarantors in the ownership structure.

The Company’s corporate level consolidated outstanding debt is as follows (dollars in thousands):

	December 31,		Interest rate as of December 31, 2025
	2025	2024
First lien credit agreement:
First lien term loan facility, matures June 2028	$403,325	$403,575	7.3%
Revolving credit facility, matures June 2026 and December 2027 (as defined below)	—	—	n/a
Total notes payable	403,325	403,575
Less: unamortized deferred financing costs	(3,485)	(4,880)
Less: current maturities	(250)	(250)
Notes payable, net of current portion	$399,590	$398,445
On June 29, 2021, the Company refinanced its existing credit facilities and entered into a First Lien Credit Agreement, as borrower, with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other lenders party thereto as joint lead arrangers and joint bookrunners (the “First Lien Credit Agreement”). The First Lien Credit Agreement originally provided for (i) a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), which includes a $50.0 million delayed draw term loan and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”). The Company entered into an agency transfer agreement on April 30, 2024, pursuant to which Morgan Stanley Senior Funding, Inc. succeeded Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent for the Credit Facilities. The Company’s obligations under the First Lien Credit Agreement were substantively unchanged.
On August 5, 2025, the Company entered into an amendment to the First Lien Credit Agreement (the “Amendment”) to, among other things, extend the maturity date of a portion of the Revolving Credit Facility, reduce the size of the Revolving Credit Facility by 10% and modify other provisions of the Revolving Credit Facility, as described below.
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
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, Traeger Pellet Grills Holdings LLC, and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages, and the equity interest of each of these respective entities. Upon event of default, the assets of Traeger SPE LLC, substantially consisting of the Company’s accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company’s ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments, and engage in certain affiliate transactions. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of December 31, 2025, the Company was in compliance with the covenants under the Credit Facilities.
Future maturities of the notes payable are as follows as of December 31, (in thousands):

2026	$250
2027	250
2028	402,825
2029	—
2030	—
Thereafter	—
Total	$403,325
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
The maximum borrowing capacity under the Receivables Financing Agreement is between $30.0 million and $75.0 million. The Receivables Financing Agreement allows for seasonal adjustments to the maximum borrowing capacity and further adjustments can be made up to two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). The Company is required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The Receivables Financing Agreement also includes a liquidity threshold of $42.5 million and if the Company’s liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of the borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of December 31, 2025.
As of December 31, 2025, the Company had no outstanding borrowings under this facility. As of December 31, 2024, the Company had $5.0 million of borrowings outstanding, which were used for general corporate and working capital purposes.
14 – COMMITMENTS AND CONTINGENCIES
Unconditional purchase commitments

The Company has unconditional purchase commitments for cloud-hosting costs, distribution contracts, software licenses, and other professional fees. Future minimum payments under these unconditional purchase commitments are as follows as of December 31, (in thousands):

2026	$2,755
2027	2,066
2028	144
2029	—
2030	—
Thereafter	—
Total	$4,965
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
15 – STOCK-BASED COMPENSATION
The Traeger, Inc. 2021 Incentive Award Plan (the "2021 Plan") became effective as of July 28, 2021, the day prior to the first public trading date of the Company's common stock. The 2021 Plan provides for the grant of stock options, including incentive stock options, and nonqualified stock options, restricted stock, dividend equivalents, restricted stock units, stock appreciation rights, and other stock or cash awards to the Company’s employees and consultants and directors of the Company and its subsidiaries. Subject to the adjustment described in the following sentence, the initial number of shares of common stock available for issuance under awards granted pursuant to the 2021 Plan was equal to 14,105,750 shares, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On January 1, 2026 and January 1, 2025, an additional 6,853,413 shares and 6,532,441 shares of common stock became available for issuance under awards granted pursuant to the 2021 Plan, respectively, as a result of the operation of an automatic annual increase provision in the 2021 Plan.
The Company grants time-based restricted stock units (“RSUs”) and time-based restricted shares (“RSAs”) to employees which generally vest over a three-year vesting period, with one-third of the RSUs or RSAs vesting on the first, second and third anniversaries of the grant date subject to continued employment or service with the Company and its affiliates. In 2024, the Company granted performance-based restricted stock units (“PSUs”) and performance-based restricted shares (“Performance Shares”) which cliff vested based on the achievement of certain annual adjusted EBITDA goals over an annual performance period subject to continued employment. In 2025, the Company granted PSUs and Performance Shares which will cliff vest based on the achievement of certain relative total shareholder return (“Relative TSR”) goals at the end of a three-year performance period subject to continued employment or, solely with respect to the Performance Shares, service.
For RSUs and RSAs, the compensation expense is recognized on a straight-line basis over the requisite service period. For the PSUs and Performance Shares, the compensation expense is recognized on an accelerated basis over the requisite service period. The compensation expense related to the PSUs and Performance Shares with a performance condition could increase or decrease depending on the estimated probability of achieving the applicable adjusted EBITDA goals over the requisite service period. For PSUs and Performance Shares with a market condition, the Company uses a Monte Carlo pricing model to estimate the fair value of the awards as of the grant date, using various simulations of future stock prices through a stochastic model to estimate the fair value over the remaining term of the performance period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.

A summary of the RSU and RSA activity during the year ended December 31, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	9,000,295	$3.23
Modified (1)	(570,619)	3.40
Granted	6,928,741	1.50
Vested	(3,946,897)	3.32
Forfeited	(2,577,048)	2.44
Outstanding at December 31, 2025	8,834,472	$2.06
(1)On March 6, 2025, as part of the Separation Agreement between the Company and Dominic Blosil, the Company’s former Chief Financial Officer, the Board of Directors of the Company approved the modification of Mr. Blosil’s then-outstanding and unvested RSUs, such that the RSUs continued to vest pursuant to their terms, with any then-remaining unvested RSUs vesting in full on December 31, 2025, subject to Mr. Blosil continuing to provide advisory services to the Company through such date. The modification has a negligible impact on the accompanying condensed consolidated statements of operations and comprehensive loss for all periods presented.
As of December 31, 2025, the Company had $8.6 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that is expected to be recognized over a weighted-average period of 1.85 years.
A summary of the PSU and Performance Share activity during the year ended December 31, 2025 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	3,152,807	$2.21
Modified (1)	(492,908)	2.17
Granted (2)	5,465,174	1.07
Vested	(3,068,721)	2.21
Forfeited or cancelled	(761,627)	0.98
Outstanding at December 31, 2025	4,294,725	$0.97
(1)In March 2025 the Board of Directors of the Company, acting upon the unanimous recommendation of its compensation committee, approved a modification to the then outstanding Performance Shares and PSUs to provide for certain adjustments to the applicable adjusted EBITDA goals. As a result of the modification, the Company recorded $1.1 million of incremental expense during the year ended December 31, 2025.
(2)Represents the target number of Performance Shares and PSUs granted in 2025, and the corresponding grant-date fair value of those awards.
As of December 31, 2025, the Company had $2.7 million of unrecognized stock-based compensation expense related to unvested PSUs and Performance Shares that are expected to be recognized over a weighted-average period of 2.31 years.
Summary of Stock-Based Compensation
The Company's stock-based compensation was classified as follows in the accompanying consolidated statements of operations and comprehensive loss for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2025	2024	2023
Cost of revenue	$50	$72	$74
Sales and marketing	1,667	3,087	4,115
General and administrative	13,537	24,742	49,014
Total stock-based compensation	$15,254	$27,901	$53,203
During the years ended December 31, 2025, 2024, and 2023 the Company paid $1.8 million, $2.2 million, and $0, respectively, for the net settlement of income tax obligations related to employee equity awards that vested during the period.
16 – INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of loss before income taxes were as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2025	2024	2023
Domestic	$(65,971)	$(35,546)	$(96,517)
Foreign	(53,351)	(418)	14,100
Loss before provision (benefit) for income taxes	$(119,322)	$(35,964)	$(82,417)
Provision (benefit) for income taxes consisted of the following components for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2025	2024	2023
Current:
Federal	$46	$6	$12
State	(53)	36	95
Foreign	712	(114)	4,018
Total current tax expense	$705	$(72)	$4,125
Deferred expense:
Federal	$—	$—	$(26)
State	—	—	26
Foreign	(4,846)	(1,884)	(2,140)
Total deferred tax benefit	$(4,846)	$(1,884)	$(2,140)
Provision (benefit) for income taxes	$(4,141)	$(1,956)	$1,985
A reconciliation of the differences between the effective and statutory income tax rates after the adoption of ASU 2023-09 are as follows for the fiscal period indicated (dollars in thousands):

	Year-ended December 31,
	2025
Federal statutory rate	$(25,058)	21.0%
State income taxes, net of federal benefit (1)	89	(0.1)%
Foreign tax effects
United Kingdom
Rate differential	(557)	0.5%
Goodwill impairment	8,444	(7.1)%
Other	(1,319)	1.1%
Other foreign jurisdictions	380	(0.3)%
Effect of cross-border tax laws
Global intangible low-taxed income	192	(0.2)%
Tax Credits
Research and development credits	(547)	0.5%
Change in valuation allowance	12,478	(10.5)%
Nontaxable and nondeductible items
Stock-based compensation	1,545	(1.3)%
Other	907	(0.8)%
Changes in unrecognized tax benefits	247	(0.2)%
Change in partnership investment	(1,089)	0.9%
Other	147	(0.1)%
	$(4,141)	3.4%
(1)The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Georgia, Illinois, New Jersey, and Texas.
A reconciliation of the differences between the effective and statutory income tax rates prior to the adoption of ASU 2023-09 are as follows for the fiscal periods indicated:

	Year-ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.8	0.3
Foreign rate differential	(0.1)	(0.5)
Stock-based compensation	(5.5)	(15.3)
Global intangible low-taxed income	(4.9)	(5.3)
Non-deductible items	(2.9)	(2.3)
Research and development credits	3.0	1.0
Change in partnership investment	3.1	15.7
Changes in valuation allowance	(22.5)	(25.6)
Changes in tax rates	0.3	0.5
Return to provision	7.6	3.2
Other	2.6	4.9
	5.5%	(2.4)%
The differences between the U.S. statutory rate and the Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 are primarily due to the changes in valuation allowance, nondeductible goodwill impairment, state taxes, and stock-based compensation.
Cash paid for income taxes, net of refunds received, by jurisdiction after the adoption of ASU 2023-09 are as follows for the fiscal period indicated (in thousands):

Year-ended December 31,
2025
Federal	$—
State	108
Foreign
United Kingdom	2,605
Canada	570
Other foreign jurisdictions	119
Income taxes paid, net of refunds	$3,401
Cash paid for income taxes, net of refunds received, during the years ended December 31, 2024 and 2023 was $2.0 million and $3.1 million, respectively.
The amounts that comprised deferred income tax assets, net are as follows for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$44,616	$34,280
Sec. 163(j) interest	21,922	18,719
Tax credits	3,753	2,882
Stock-based compensation	—	17
Property and equipment	252	101
Operating lease liabilities	29	35
Investments	72,575	71,382
Other	231	197
Less: valuation allowance	(141,360)	(127,347)
Total deferred tax assets	$2,018	$266
Deferred tax liabilities:
Property and equipment	$—	$(971)
Intangible assets	(3,504)	(5,636)
Operating right-of-use assets	(25)	(35)
Total deferred tax liabilities	$(3,529)	$(6,642)
Net deferred tax liability	$(1,511)	$(6,376)
As of December 31, 2025, the Company has net operating loss carryforwards of approximately $162.3 million for federal income tax purposes, which will be available to offset future taxable income. Due to recent tax legislation, approximately $159.0 million of these net operating losses are eligible for indefinite carryforward, limited by certain taxable income limitations. The federal net operating losses will begin to expire in 2037 if not utilized. The Company is not aware of any restrictions or limitations on use of the net operating losses under Internal Revenue Code Section 382. The Company has net operating loss carryforwards of approximately $133.8 million for state income tax purposes, which will be available to offset future taxable income. The state net operating losses will begin to expire in 2026 if not utilized. Due to cumulative losses, the Company has recorded a valuation allowance against its net deferred tax assets as of December 31, 2025, 2024, and 2023, respectively.
The Company also has federal research and development tax credit carryforwards of $4.4 million and state research and development tax credit carryforwards of $1.1 million, which begin to expire in 2038 and 2032, respectively, if not utilized.
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

The following summarizes activity related to unrecognized tax benefits for the fiscal periods indicated (in thousands):

	Year-ended December 31,
	2025	2024	2023
Unrecognized benefit—beginning of the year	$1,734	$1,419	$1,056
Gross increases—current period positions	209	262	184
Gross increases—prior period positions	153	53	179
Gross decreases—prior period positions	—	—	—
Unrecognized benefit—end of the year	$2,096	$1,734	$1,419
The Company does not expect any significant change in its unrecognized tax benefits within the next 12 months. At December 31, 2025, the Company had $2.1 million of total unrecognized tax benefits recorded against research and development tax credit carryforwards, none of which would impact the effective tax rate if recognized.
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of interest expense from continuing operations in the accompanying consolidated statements of operations and comprehensive loss. No interest or penalties have been recorded through the year ended December 31, 2025.
The Company files tax returns in the United States and in various foreign and state jurisdictions. The Company is not currently under examination by any taxing jurisdiction as of December 31, 2025. With exception for years generating net operating loss carryforwards, the Company is no longer subject to U.S. federal, state, or local income tax examinations by tax authorities for years before 2021.
17 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. The total amount of expenses the Company recorded associated with such services totaled $3.6 million, $5.3 million, and $5.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amounts payable to the third party at December 31, 2025 and 2024 was $0.7 million and $0.8 million, respectively.
18 – EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units, restricted stock awards, performance stock units and performance shares are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Year-ended December 31,
	2025	2024	2023
Net loss	$(115,181)	$(34,008)	$(84,402)

Weighted-average common shares outstanding—basic	133,095,964	127,443,657	123,726,252
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—	—
Weighted-average common shares outstanding—diluted	133,095,964	127,443,657	123,726,252

Loss per share
Basic and diluted	$(0.87)	$(0.27)	$(0.68)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Year-ended December 31,
	2025	2024	2023
Restricted stock units, restricted stock awards, performance stock units and performance shares	13,129,197	12,153,102	8,098,660
19 – RESTRUCTURING PLAN
On May 15, 2025, the Board of Directors of the Company approved a comprehensive enterprise initiative designed to streamline the Company’s organizational structure and rebalance its cost base to achieve profitability and cash flow generation. As part of this initiative, the Company plans to identify opportunities to deliver cost savings and operational efficiencies. These savings are expected to be achieved through a multi-step strategic optimization plan (“Project Gravity”).
Project Gravity, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges incurred in fiscal year 2025. All restructuring charges recognized to date have been substantially settled in cash and the Company does not currently anticipate significant non-cash charges associated with Project Gravity.
The following table summarizes the Project Gravity costs recorded in the accompanying consolidated statements of operations and comprehensive loss for the fiscal period indicated (in thousands):

Year-ended December 31, 2025
Costs recorded in cost of revenue:
Supplier settlement costs	$3,102
Total costs recorded in cost of revenue	3,102
Costs recorded in restructuring and other costs:
Consulting fees	13,899
Severance and other personnel costs	7,178
Other restructuring related costs	763
Total costs recorded in restructuring and other costs	21,840
Total restructuring and other costs	$24,942
The following table presents a roll-forward of restructuring-related liabilities recorded within accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Consulting Fees	Severance and Other Personnel Costs	Other Restructuring Related Costs	Supplier Settlement Costs	Total
Balance at December 31, 2024	$—	$—	$—	$—	$—
Charges incurred	13,899	7,178	218	629	21,924
Cash payments	(11,714)	(3,554)	(218)	—	(15,486)
Balance at December 31, 2025	$2,185	$3,624	$—	$629	$6,438
20 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company’s one operating segment derives revenues from customers through the design, sourcing, sales, and support of wood pellet fueled barbecue grills, the pellets used to fire the grills as well as rubs, spices, sauces, and grill accessories. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The accounting policies of the Company’s one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), the CEO, regularly reviews segment assets and liabilities on the consolidated balance sheets as total consolidated assets. The CODM assesses performance for the Company’s one operating segment and decides how to allocate resources based on consolidated revenue, gross margin, demand creation costs, and net loss, by comparing actual results to historical results and previously forecasted financial information. As there is a single operating segment, the Company does not have intra-entity sales or transfers that impact the consolidated financials.

The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Year-ended December 31,
	2025	2024	2023
Revenue	$559,520	$604,072	$605,882
Cost of revenue	340,174	348,603	382,325
Gross profit	219,346	255,469	223,557

Demand creation (1)	30,687	43,233	44,120
Other operating expenses (2)	189,821	215,180	234,884
Other segment items (3)	114,019	31,064	28,955
Net loss	$(115,181)	$(34,008)	$(84,402)
(1)Represents expenses directly associated with building brand awareness and driving consumer demand for the Company’s products, which primarily include advertising, promotional campaigns, sponsorships, digital and social media initiatives, and other marketing activities designed to enhance consumer engagement, expand market reach, and strengthen the brand’s market presence. Demand creation costs are recorded within sales and marketing in the accompanying consolidated statements of operations and comprehensive loss.
(2)Represents total operating expenses, excluding demand creation, goodwill impairment and restructuring and other costs, as presented in the accompanying consolidated statements of operations and comprehensive loss. These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, depreciation expense.
(3)Represents consolidated goodwill impairment, restructuring and other costs, interest expense, other income, net, and provision (benefit) for income taxes as presented in the accompanying consolidated statement of operations and comprehensive loss.