Form 10-Q
period 2026-03-31
Traeger, Inc.
filed 2026-05-11
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 7, 2026, there were 2,781,807 shares of the registrant's common stock, par value $0.0001 per share, outstanding. The foregoing reflects the reverse stock split of the registrant's common stock that became effective and began trading on a post-split adjusted basis on March 17, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates," “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth, the anticipated benefits of Project Gravity, and the timing of completion thereof, the impact of U.S. trade policies, tariffs, antidumping and countervailing duty proceedings on our business, the expected timing and amount of any tariff refunds, our liquidity and capital resources and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to realize the anticipated benefits of our multi-step strategic optimization plan, Project Gravity, and the related reduction in force and operational centralization, our history of operating losses and ability to achieve or maintain profitability, our ability to manage our business through periods of strategic realignment, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, U.S. trade policies, tariffs, antidumping and countervailing duty proceedings on our business, the impact of product liability and warranty claims and product recalls and greater than expected product returns, the highly competitive market in which we operate, the use of social media and community ambassadors, issues in relation to sustainability and corporate responsibility matters, both in relation to our own operations and the operations of our supply chain partners, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with, or loss of, our suppliers or an inability to obtain raw materials and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 6, 2026 (the “Annual Report on Form 10-K”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$33,687	$19,624
Accounts receivable, net	64,354	82,122
Inventories	87,774	98,831
Prepaid expenses and other current assets	28,364	14,272
Total current assets	214,179	214,849
Property, plant, and equipment, net	31,931	33,703
Operating lease right-of-use assets	36,978	38,201
Intangible assets, net	376,677	387,050
Other non-current assets	1,885	2,173
Total assets	$661,650	$675,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,941	$14,135
Accrued expenses	51,240	62,668
Current portion of notes payable	250	250
Current portion of operating lease liabilities	2,212	2,650
Other current liabilities	363	382
Total current liabilities	63,006	80,085
Notes payable, net of current portion	399,876	399,590
Operating lease liabilities, net of current portion	22,595	23,040
Deferred tax liability	658	1,861
Other non-current liabilities	715	552
Total liabilities	486,850	505,128
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 2,745,361 and 2,741,312 as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	975,967	974,386
Accumulated deficit	(801,138)	(804,066)
Accumulated other comprehensive income (loss)	(29)	528
Total stockholders’ equity	174,800	170,848
Total liabilities and stockholders’ equity	$661,650	$675,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$94,066	$143,283
Cost of revenue	51,051	83,824
Gross profit	43,015	59,459
Operating expenses:
Sales and marketing	12,632	22,210
General and administrative	19,413	25,019
Amortization of intangible assets	8,813	8,818
Restructuring and other costs	3,180	—
Total operating expense	44,038	56,047
Income (loss) from operations	(1,023)	3,412
Other income (expense):
Interest expense	(7,610)	(7,893)
Other income, net	11,285	2,103
Total other income (expense)	3,675	(5,790)
Income (loss) before benefit for income taxes	2,652	(2,378)
Benefit for income taxes	(276)	(1,600)
Net income (loss)	$2,928	$(778)
Net income (loss) per share, basic and diluted	$1.08	$(0.30)
Weighted average common shares outstanding, basic and diluted	2,714,306	2,585,908
Other comprehensive loss:
Foreign currency translation adjustments	$(7)	$(272)
Amortization of dedesignated cash flow hedge	(550)	(1,006)
Total other comprehensive loss	(557)	(1,278)
Comprehensive income (loss)	$2,371	$(2,056)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	2,741,312	$—	$974,386	$(804,066)	$528	$170,848
Issuance of common stock under stock plan	7,292	—	—	—	—	—
Shares withheld related to net share settlement	(3,243)	—	(174)	—	—	(174)
Stock-based compensation	—	—	1,755	—	—	1,755
Net income	—	—	—	2,928	—	2,928
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Amortization of dedesignated cash flow hedge	—	—	—	—	(550)	(550)
Balance at March 31, 2026	2,745,361	$—	$975,967	$(801,138)	$(29)	$174,800

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	2,613,032	$—	$960,979	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	3,752	—	—	—	—	—
Stock-based compensation	—	—	5,176	—	—	5,176
Net loss	—	—	—	(778)	—	(778)
Foreign currency translation adjustments	—	—	—	—	(272)	(272)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,006)	(1,006)
Balance at March 31, 2025	2,616,784	$—	$966,155	$(689,663)	$3,058	$279,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,928	$(778)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	2,676	3,749
Amortization of intangible assets	10,505	10,492
Amortization of deferred financing costs	563	477
Loss on disposal of property, plant and equipment	11	14
Stock-based compensation expense	1,755	5,176
Unrealized loss on derivative contracts	1,040	332
Amortization of dedesignated cash flow hedge	(550)	(1,006)
Other non-cash adjustments	(1,155)	398
Change in operating assets and liabilities:
Accounts receivable	17,768	(9,627)
Inventories	11,057	(19,869)
Prepaid expenses and other current assets	(15,133)	15,917
Other non-current assets	373	207
Accounts payable and accrued expenses	(13,942)	(26,319)
Net cash provided by (used in) operating activities	17,896	(20,837)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(3,392)	(1,826)
Capitalization of patent costs	(131)	(85)
Proceeds from sale of property, plant, and equipment	33	9
Net cash used in investing activities	(3,490)	(1,902)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on line of credit	—	25,000
Repayments on line of credit	—	(5,000)
Repayments of long-term debt	(63)	(63)
Principal payments on finance lease obligations	(106)	(145)
Taxes paid related to net share settlement of equity awards	(174)	—
Net cash provided by (used in) financing activities	(343)	19,792
Net increase (decrease) in cash and cash equivalents	14,063	(2,947)
Cash and cash equivalents at beginning of period	19,624	14,981
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,687	$12,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,604	$8,367
Income taxes paid, net of refunds	$150	$764
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$251	$347
Property, plant, and equipment included in accounts payable and accrued expenses	$61	$944
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
Reverse Stock Split – On March 17, 2026, following approval by the Company’s stockholders and Board of Directors, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-50 (the “Reverse Stock Split”), effective as of 5:00 p.m. Eastern Time (the “Effective Time”). The Company’s common stock began trading on the New York Stock Exchange on a split-adjusted basis at the opening of the market on March 18, 2026 under the same trading symbol “COOK.” The Reverse Stock Split did not affect the number of authorized shares of common stock, the par value per share, or any other terms of the common stock.
As a result of the Reverse Stock Split, at the Effective Time, every 50 shares of the Company’s issued and outstanding common stock were automatically converted into one validly issued, fully paid and non-assessable share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Holders who otherwise would have been entitled to receive a fractional share received a cash payment in lieu thereof.
All share, per share, and equity award amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2026, as compared with those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete inventory reserves, valuation and impairment of intangible assets and reserves for warranty. Actual results could differ from these estimates.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, foreign currency contracts, and business activity with certain third-party contract manufacturers of the Company’s products. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Three customers (each large U.S. retailers) that accounted for a significant portion of revenue are as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	20%	33%
Customer B	20%	12%
Customer C	5%	11%
Concentrations of credit risk exist to the extent credit terms are extended with three customers that account for a significant portion of the Company’s trade accounts receivables. As of March 31, 2026, three larger customers A, B, and D accounted for 29%, 19%, and 12% of the Company's trade accounts receivables as compared to 38%, 15%, and 16% as of December 31, 2025. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these three customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of March 31, 2026 and December 31, 2025. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three months ended March 31, 2026 and 2025, respectively.
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
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. For the three months ended March 31, 2026, the Company received the final benefit associated with the remaining ERTC claims submitted to the IRS, totaling $11.6 million, of which $2.8 million represented interest. These amounts were recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss). There were no such amounts recorded for the three months ended March 31, 2025.
New Accounting Pronouncements Issued but Not Yet Adopted – In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modifies the accounting guidance for costs incurred in connection with internal-use software. The amendments in this update are intended to improve the operability of the guidance by removing references to software development project stages, thereby making the guidance neutral to different software development methodologies. Under the revised standard, entities will apply a single model for capitalizing and expensing costs related to internal-use software, regardless of the development approach. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. This update is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended March 31,
Revenue by product category	2026	2025
Grills	$47,362	$86,685
Consumables	26,129	30,288
Accessories	20,575	26,310
Total revenue	$94,066	$143,283

	Three Months Ended March 31,
Revenue by geography	2026	2025
North America	$84,816	$133,309
Rest of world	9,250	9,974
Total revenue	$94,066	$143,283

	Three Months Ended March 31,
Revenue by sales channel	2026	2025
Retail	$86,858	$127,602
Direct to consumer	7,208	15,681
Total revenue	$94,066	$143,283
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$87,892	$98,096
Allowance for expected credit losses	(376)	(434)
Sales reserves, discounts and allowances	(23,162)	(15,540)
Total accounts receivable, net	$64,354	$82,122
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$2,574	$2,393
Work in process	4,234	4,395
Finished goods	80,966	92,043
Inventories	$87,774	$98,831
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrual for inventories in-transit	$4,207	$4,292
Warranty accrual	5,733	5,975
Accrued compensation and bonus	12,885	12,854
Other	28,415	39,547
Accrued expenses	$51,240	$62,668

The changes in the Company’s warranty accrual, included within accrued expenses in the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty accrual, beginning of period	$5,975	$6,239
Warranty claims	(1,119)	(845)
Warranty costs accrued	877	912
Warranty accrual, end of period	$5,733	$6,306
7 – DERIVATIVES
Interest Rate Swap
On February 25, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge or otherwise protect against the Eurocurrency Base Rate (as defined in the First Lien Credit Agreement) fluctuations on a portion of the Company's variable rate debt. The agreement provided for a notional amount of $379.2 million and fixed rate of 2.08% and matured on February 28, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $379.2 million of the term loan portion under the First Lien Term Loan Facility (as defined below). The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge is expected to be highly effective.
In January 2023, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded within accumulated other comprehensive income (“AOCI”) was $21.3 million and was amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments. As of March 31, 2026, all amounts previously recorded within AOCI have been fully amortized into earnings as a reduction of interest expense.
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
The Company had outstanding foreign currency contracts as of March 31, 2026 and December 31, 2025. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	March 31, 2026	December 31, 2025
Gross asset fair value	$217	$210
Gross liability fair value	—	—
Net fair value	$217	$210
Gains (losses) from foreign currency contracts were recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Realized gain (loss)	$196	$(1,553)
Unrealized gain	7	1,994
Total gain	$203	$441
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of March 31, 2026	As of December 31, 2025
Assets:
Derivative assets—foreign currency contracts (1)	2	$217	$210
Derivative assets—interest rate swap contract (1)	2	—	1,047
Total assets		$217	$1,257
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of March 31, 2026 and December 31, 2025, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following financial instruments are recorded at their carrying amount (in thousands):

	As of March 31, 2026		As of December 31, 2025
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—Credit Facilities (1)	$403,263	$348,822	$403,325	$377,613
Total liabilities	$403,263	$348,822	$403,325	$377,613
(1)Included within the current portion of notes payable and notes payable, net of current portion in the accompanying condensed consolidated balance sheets. Due to the unobservable nature of the inputs these financial instruments are considered to be Level 2 instruments in the fair value hierarchy.
9 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable

On June 29, 2021, the Company refinanced its existing credit facilities and entered into a new First Lien Credit Agreement. The First Lien Credit Agreement provides for (i) a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), which originally included a $50.0 million delayed draw term loan, and (ii) a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”).
The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on the Company’s Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of March 31, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.3 million.
On August 5, 2025, the Company amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Credit Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on the Company's First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of March 31, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Extended Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, TCP Traeger Blocker, LP, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC (the “SPE”), substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of March 31, 2026, the Company was in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company was required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Receivables Financing Agreement.
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
In April 2026, U.S. Customs and Border Protection (“U.S. Customs”) issued the Company a proposed Notice of Action asserting that certain aluminum foil liners sourced from China are subject to antidumping and countervailing duty orders. The Company has responded to this proposed Notice of Action and intends to initiate formal proceedings before the U.S. Department of Commerce to seek a scope ruling on the applicable orders. The Company establishes accruals when a particular contingency is probable and reasonably estimable. As of March 31, 2026, the Company has not recorded an accrual because management concluded that although a loss is reasonably possible, the amount, or range of amounts, is not reasonably estimable.
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
The Company grants time-based restricted stock units (“RSUs”) and time-based restricted shares (“RSAs”) to employees which generally vest over a three-year vesting period, with one-third of the RSUs or RSAs vesting on the first, second and third anniversaries of the grant date subject to continued employment or service with the Company and its affiliates. In 2025, the Company granted performance-based restricted stock units (“PSUs”) and performance-based restricted shares (“Performance Shares”) which will cliff vest based on the achievement of certain relative total shareholder return (“Relative TSR”) goals at the end of a three-year performance period subject to continued employment or, solely with respect to the Performance Shares, service.
For RSUs and RSAs, the compensation expense is recognized on a straight-line basis over the requisite service period. For the PSUs and Performance Shares, the compensation expense is recognized on an accelerated basis over the requisite service period. The compensation expense related to the PSUs and Performance Shares uses a Monte Carlo pricing model to estimate the fair value of the awards as of the grant date, using various simulations of future stock prices through a stochastic model over the remaining term of the performance period. In addition, when an award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.
A summary of the RSU and RSA activity during the three months ended March 31, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	176,734	$104.22
Granted	1,493	55.13
Vested	(7,292)	109.12
Forfeited	(11,014)	97.16
Outstanding at March 31, 2026	159,921	$104.02
As of March 31, 2026, the Company had $7.1 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that are expected to be recognized over a weighted-average period of 1.61 years.
A summary of the PSU and Performance Share activity during the three months ended March 31, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	85,898	$48.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2026	85,898	$48.73
As of March 31, 2026, the Company had $2.4 million of unrecognized stock-based compensation expense related to unvested PSUs and Performance Shares that are expected to be recognized over a weighted-average period of 2.07 years.
Summary of Stock-Based Compensation
The Company’s stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$11	$12
Sales and marketing	296	292
General and administrative	1,448	4,872
Total stock-based compensation	$1,755	$5,176
12 – INCOME TAXES
For the three months ended March 31, 2026 and 2025, the Company recorded an income tax benefit of $0.3 million and $1.6 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of March 31, 2026, the Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. Expenses associated with such services totaled $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. Amounts payable to the third party as of March 31, 2026 and December 31, 2025 were $0.4 million and $0.7 million, respectively.

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
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$2,928	$(778)

Weighted-average common shares outstanding—basic	2,714,306	2,585,908
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—
Weighted-average common shares outstanding—diluted	2,714,306	2,585,908

Earnings (loss) per share
Basic and diluted	$1.08	$(0.30)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended March 31,
	2026	2025
Restricted stock units, restricted stock awards, performance stock units and performance shares	226,198	229,519
15 – RESTRUCTURING PLAN
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
As a result of these initiatives, the Company recorded $3.2 million of expenses, primarily related to consulting fees and severance and other personnel costs within restructuring and other costs in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2026. Project Gravity, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges being incurred in fiscal year 2025. All restructuring charges recognized to date have been substantially settled in cash and the Company does not currently anticipate significant non-cash charges associated with Project Gravity.
The following table presents a roll-forward of restructuring-related liabilities recorded within accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Consulting Fees	Severance and Other Personnel Costs	Supplier Settlement Costs	Total
Balance at December 31, 2025	$2,185	$3,624	$629	$6,438
Charges incurred	2,748	415	—	3,163
Cash payments	(4,933)	(2,494)	—	(7,427)
Balance at March 31, 2026	$—	$1,545	$629	$2,174

16 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company’s one operating segment derives revenues from customers through the design, sourcing, sales, and support of wood pellet fueled barbecue grills, the pellets used to fire the grills as well as rubs, spices, sauces, and grill accessories. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The accounting policies of the Company’s one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), the CEO, regularly reviews segment assets and liabilities on the consolidated balance sheets as total consolidated assets. The CODM assesses performance for the Company’s one operating segment and decides how to allocate resources based on consolidated revenue, gross margin (gross profit divided by revenue), demand creation costs, and net income (loss) by comparing actual results to historical results and previously forecasted financial information. As there is a single operating segment, the Company does not have intra-entity sales or transfers that impact the consolidated financials.
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$94,066	$143,283
Cost of revenue	51,051	83,824
Gross profit	43,015	59,459

Demand creation (1)	3,344	5,761
Other operating expenses (2)	37,514	50,286
Other segment items (3)	(771)	4,190
Net income (loss)	$2,928	$(778)
(1)Represents expenses directly associated with building brand awareness and driving consumer demand for the Company’s products, which primarily include advertising, promotional campaigns, sponsorships, digital and social media initiatives, and other marketing activities designed to enhance consumer engagement, expand market reach, and strengthen the brand's market presence. Demand creation costs are recorded within sales and marketing in the accompanying condensed consolidated statement of operations and comprehensive income (loss).
(2)Represents total operating expenses, excluding demand creation and restructuring and other costs, as presented in the accompanying condensed consolidated statement of operations and comprehensive income (loss). These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, and depreciation expense.
(3)Represents consolidated restructuring and other costs, interest expense, other income, net, and benefit for income taxes as presented in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
In May 2025, we commenced Project Gravity, a multi-phase strategic optimization plan designed to simplify our operating model, sharpen our channel strategy, and build a structurally more profitable business.
Phase 1 focused on organizational efficiency and foundational cost actions, including a reduction in force and the centralization of our MEATER business into our Salt Lake City infrastructure. Phase 2 was more strategic in nature and focused on channel optimization and resource reallocation to our highest-return opportunities. Key Phase 2 actions included discontinuation of the Costco roadshow program, exit from our direct-to-consumer (“DTC”) commerce business by redirecting Traeger.com consumers to retail partners, transition to a distributor model in certain European markets, and pellet mill consolidation. We have executed the majority of these actions, with the European distributor transition continuing through fiscal year 2026.
Taken together, these Phase 1 and Phase 2 actions are expected to deliver approximately $58 million of annualized run-rate savings. We have also identified additional value capture opportunities within Phase 2 around SKU rationalization and pricing – including exiting lower-margin SKUs and simplifying our product architecture – which are expected to drive an incremental $6 million to $12 million of run-rate value, with the majority of that benefit realized in fiscal years 2027 and 2028. In total, Project Gravity is expected to deliver approximately $64 million to $70 million of run-rate savings.
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer nine series of grills – Westwood, Woodridge, Ironwood, Timberline, Pro (with and without WiFIRE), and Flatrock – as well as a selection of smaller, portable grills within our Portable Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel and other ancillary items.
As part of Project Gravity, we largely exited our Traeger-operated DTC business by redirecting consumers from Traeger.com to our retail partners’ websites, aligning our distribution model with our retail-focused strategy. We now sell our grills, consumables and accessories primarily through retail channels, including brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, and Walmart, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. We continue to offer our MEATER smart thermometers accessories through both retail and DTC channels, as this model remains well‑suited to the MEATER brand and its consumer base.
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
Revenue decreased by 34.3% to $94.1 million for the three months ended March 31, 2026, compared to $143.3 million for the three months ended March 31, 2025. We recorded a net income of $2.9 million for the three months ended March 31, 2026, compared to a net loss of $0.8 million for the three months ended March 31, 2025.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, such as the war in the Middle East, political conditions, and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth, or recession. We believe there is significant uncertainty regarding how macroeconomic conditions, including as a result of tariffs, sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. While some of these conditions have negatively impacted consumer discretionary spending behavior, we continue to see demand for our products.
Since the beginning of 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. In early 2025, the U.S. imposed tariffs on certain Chinese goods and "reciprocal" tariffs under the International Emergency Economic Powers Act (“IEEPA”) that escalated to as high as 125%. The U.S. also increased Section 232 tariffs on steel and aluminum to 50% in June 2025 and significantly expanded coverage to derivative products in August 2025. On April 2, 2026, President Trump signed new Section 232 proclamations restructuring the metals tariffs so that the 50% rate applies to the full customs value of imported steel, aluminum, and copper products (rather than only the metal content), with derivative products subject to a 25% tariff on the full customs value. In November 2025, the U.S. and China reached an agreement that reduced certain tariffs on Chinese goods to 10%, with the agreement extended through November 2026. However, on February 20, 2026, the Supreme Court ruled that the President cannot use IEEPA to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, President Trump signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit unless extended by Congress and are set to expire on July 24, 2026. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal. On March 11, 2026, the Office of the U.S. Trade Representative formally launched new Section 301 investigations into trading partners' unfair practices, which could result in additional tariffs. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. However, the May 7 ruling striking down the Section 122 tariffs (if upheld on appeal) and the July 24, 2026 statutory expiration create uncertainty as to whether the administration can maintain current tariff levels in the second half of 2026. On March 4, 2026, the U.S. Court of International Trade ruled that all importers who paid IEEPA tariffs are entitled to refunds. U.S. Customs and Border Protection (“U.S. Customs”) launched its Customs Automated Processing for Entries refund system on April 20, 2026, with refunds expected to be processed within 60 to 90 days. All requests will be reviewed by U.S. Customs to determine validity prior to the issuance of refunds and the administration has indicated it may seek to reduce total refund liability using alternative authorities. We have submitted refund requests through the U.S. Customs portal for all eligible IEEPA tariffs paid, and the majority of our requests have been accepted by U.S. Customs. As a result, the Company recognized a loss recovery of $15.6 million tariff refund within prepaid expenses and other current assets as of March 31, 2026. For the three months ended March 31, 2026, $12.4 million of this tariff refund was recorded within cost of revenue and the remaining $3.2 million was included within inventory. The ultimate timing of cash receipt remains uncertain and subject to further legal and regulatory developments.
These developments, as well as any further changes in tariff rates, product coverage, or non-tariff trade barriers have disrupted and have the potential to further disrupt existing supply chains and impose additional costs on businesses in our industry. The resulting environment of tariffs and trade restrictions has required us to increase prices for our products in the U.S., which could lead to decreased consumer demand for our products and would negatively impact our results of operations, cash flows, and financial condition. For more information on risks to our business related to tariffs, please see Part II, Item 1A. “Risk Factors – United States trade policies, tariffs, antidumping and countervailing duty proceedings, and related uncertainties may have a material adverse effect on our business” included in of this Quarterly Report on Form 10-Q.
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, as part of Project Gravity, our previously announced multi-step strategic optimization plan, we have conducted a reduction in force and centralized our MEATER business into our Salt Lake City infrastructure to reduce overhead and drive organizational efficiency. Additionally, we pursued streamlining and channel optimization initiatives including discontinuing the Costco roadshow program, redirecting Traeger.com consumers to our retail partners' websites as part of an exit from the Traeger direct-to-consumer business, transitioning to a distributor model in European markets that currently operate under a direct model, and pellet mill consolidation. We have also taken proactive steps to mitigate tariff-related risks by increasing product prices and negotiating cost savings with our manufacturers. We expect continued cost savings to improve operating results in the long term, but given the uncertainty of the macroeconomic environment in the near term, including as a result of tariffs, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business.
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
We calculate gross margin as gross profit divided by revenue. Gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin on sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These favorable anticipated gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the evolving U.S. tariff regime—including the 10% global tariff currently imposed under Section 122 of the Trade Act of 1974 following the U.S. Supreme Court’s February 2026 ruling invalidating the prior IEEPA reciprocal tariffs, the increased Section 232 tariffs on steel, aluminum, and copper and their derivative products, the existing Section 301 tariffs on Chinese goods, and any new Section 301 tariffs that may result from the investigations launched in March 2026—could impact our gross margin, as could any retaliatory tariffs imposed on U.S. goods by other nations. For more information on risks to our business related to tariffs, please see Part II, Item 1A. “United States trade policies, tariffs, antidumping and countervailing duty proceedings, and related uncertainties may have a material adverse effect on our business” included in this Quarterly Report on Form 10-Q.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $2.3 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively.
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
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of amortization of identified finite-lived customer relationships, distributor relationships, non-compete arrangements and trademark assets that were allocated a considerable portion of the purchase price from the corporate reorganization and acquisition of our business in 2017, as well as the July 2021 acquisition of Apption Labs Limited and its subsidiaries pursuant to a share purchase agreement (the “Share Purchase Agreement”). These costs are amortized on a straight-line basis over 5 to 25 year useful lives and, as a result, amortization expense on these assets is expected to remain stable over the coming years. Future business acquisitions may result in incremental amortization of intangible assets acquired in any such transactions.
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
As a result of these initiatives, we have recorded $3.2 million of expenses, primarily related to consulting fees and severance and other personnel costs, within restructuring and other costs in the accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.
Total Other Income (Expense)
Total other income (expense) consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities and Receivables Financing Agreement (each as defined below) as well as the amortization of amounts recorded within accumulated other comprehensive income (loss) prior to the dedesignation of the interest rate swap derivative contracts as a cash flow hedge. Other income, net also consists of the benefit recognized associated with the employee retention tax credit, any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.
Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenue	$94,066	$143,283	$(49,217)	(34.3)%
Cost of revenue	51,051	83,824	(32,773)	(39.1)%
Gross profit	43,015	59,459	(16,444)	(27.7)%
Operating expenses:
Sales and marketing	12,632	22,210	(9,578)	(43.1)%
General and administrative	19,413	25,019	(5,606)	(22.4)%
Amortization of intangible assets	8,813	8,818	(5)	(0.1)%
Restructuring and other costs	3,180	—	3,180	*
Total operating expense	44,038	56,047	(12,009)	(21.4)%
Income (loss) from operations	(1,023)	3,412	(4,435)	(130.0)%
Other income (expense):
Interest expense	(7,610)	(7,893)	(283)	(3.6)%
Other income, net	11,285	2,103	9,182	436.6%
Total other income (expense)	3,675	(5,790)	9,465	163.5%
Income (loss) before benefit for income taxes	2,652	(2,378)	5,030	211.5%
Benefit for income taxes	(276)	(1,600)	(1,324)	(82.8)%
Net income (loss)	$2,928	$(778)	$3,706	476.3%
* Not meaningful
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue:
Grills	$47,362	$86,685	$(39,323)	(45.4)%
Consumables	26,129	30,288	(4,159)	(13.7)%
Accessories	20,575	26,310	(5,735)	(21.8)%
Total Revenue	$94,066	$143,283	$(49,217)	(34.3)%
Revenue decreased by $49.2 million, or 34.3%, to $94.1 million for the three months ended March 31, 2026 compared to $143.3 million for the three months ended March 31, 2025. The decrease was primarily driven by lower sales of grills, accessories, and consumables.
Revenue from our grills decreased by $39.3 million, or 45.4%, to $47.4 million for the three months ended March 31, 2026 compared to $86.7 million for the three months ended March 31, 2025. The decrease was primarily driven by unit volume reduction in excess of 30% and a high-double digit decrease in average selling price. The reduction in unit volume was driven by the prior year launch of the Woodridge series of grills and retail orders placed in advance of anticipated tariff increases, as well as channel optimization actions taken under Project Gravity. The decline in average selling price was primarily due to mix shift to lower priced grills.
Revenue from our consumables decreased by $4.2 million, or 13.7%, to $26.1 million for the three months ended March 31, 2026 compared to $30.3 million for the three months ended March 31, 2025. The decrease was driven by a low-double digit decline in wood pellet sales and a decline in food consumables sales in excess of 20%. The decline in wood pellet sales was primarily driven by a low-double digit decrease in average selling price due to channel mix shifts and timing of trade spend, partially offset by a mid-single digit unit volume increase driven by channel expansion. The decline in food consumables sales was primarily driven by an average selling price decrease in excess of 20% from lower priced rub offerings and low-single digit decreases in unit volume driven by seasonal ordering shifts.
Revenue from our accessories decreased by $5.7 million, or 21.8%, to $20.6 million for the three months ended March 31, 2026 compared to $26.3 million for the three months ended March 31, 2025. The decrease was driven primarily by a reduction in MEATER smart thermometers sales due to continued competitive pressure. The decline in Traeger branded accessories was primarily driven by a low-double digit decrease in average selling price, partially offset by a mid-single digit increase in unit volumes.
Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Gross profit	$43,015	$59,459	$(16,444)	(27.7)%
Gross margin (Gross profit as a percentage of revenue)	45.7%	41.5%
Gross profit decreased by $16.4 million, or 27.7%, to $43.0 million for the three months ended March 31, 2026 compared to $59.5 million for the three months ended March 31, 2025. Gross margin increased to 45.7% for the three months ended March 31, 2026 from 41.5% for the three months ended March 31, 2025. The increase in gross margin was driven by the benefit from the IEEPA tariff refund, partially offset by timing of trade spend, lower mix of direct import sales, tariff-related costs, and fixed cost deleverage.
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$12,632	$22,210	$(9,578)	(43.1)%
As a percentage of revenue	13.4%	15.5%
Sales and marketing expense decreased by $9.6 million, or 43.1%, to $12.6 million for the three months ended March 31, 2026 compared to $22.2 million for the three months ended March 31, 2025. As a percentage of revenue, sales and marketing expense decreased to 13.4% for the three months ended March 31, 2026 from 15.5% for the three months ended March 31, 2025. The decrease in sales and marketing expense was primarily driven by lower employee-related costs, including travel and entertainment, as well as lower demand creation costs and professional service fees, in each case reflecting cost reduction actions associated with Project Gravity.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$19,413	$25,019	$(5,606)	(22.4)%
As a percentage of revenue	20.6%	17.5%
General and administrative expense decreased by $5.6 million, or 22.4%, to $19.4 million for the three months ended March 31, 2026 compared to $25.0 million for the three months ended March 31, 2025. As a percentage of revenue, general and administrative expense increased to 20.6% for the three months ended March 31, 2026 from 17.5% for the three months ended March 31, 2025. The decrease in general and administrative expense was primarily driven by a decrease in stock-based compensation expense of $3.4 million, as well as lower employee-related costs, including travel and entertainment, as a result of Project Gravity.
Restructuring and Other Costs

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Restructuring and other costs	$3,180	$—	$3,180	*
As a percentage of revenue	3.4%	—%
* Not meaningful
Restructuring and other costs were $3.2 million for the three months ended March 31, 2026 with no such costs incurred during the three months ended March 31, 2025. These costs are related to Project Gravity which primarily consist of consulting fees associated with execution of initiatives under this project, as well as severance and other personnel costs.
Total Other Income (Expense)

	Three Months Ended March 31,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest expense	$(7,610)	$(7,893)	$(283)	(3.6)%
Other income, net	11,285	2,103	9,182	436.6%
Total other income (expense)	$3,675	$(5,790)	$9,465	163.5%
As a percentage of revenue	3.9%	(4.0)%
Total other income increased by $9.5 million, or 163.5%, to $3.7 million for the three months ended March 31, 2026 compared to total other expense of $5.8 million for the three months ended March 31, 2025. This change was primarily due to $11.6 million of total benefit recognized from the employee retention tax credit, partially offset by unfavorable impacts from foreign currency exchange rates and foreign currency contracts, and lower realized gains on our interest rate swaps, which matured on February 28, 2026.
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
As of March 31, 2026, we had cash and cash equivalents of $33.7 million, $112.5 million borrowing capacity under our Revolving Credit Facility (as defined below) and $38.2 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of March 31, 2026, we had no outstanding loan amounts under the Revolving Credit Facility or the Receivables Financing Agreement. As of March 31, 2026, the total principal amount outstanding under our First Lien Term Loan Facility (as defined below) was $403.3 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and ability to achieve profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$17,896	$(20,837)
Net cash used in investing activities	(3,490)	(1,902)
Net cash provided by (used in) financing activities	(343)	19,792
Net increase (decrease) in cash and cash equivalents	$14,063	$(2,947)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net income (loss), non-cash adjustments to net income (loss), and changes in working capital. The increase in cash provided by operating activities during the three months ended March 31, 2026 compared to cash used in operating activities during the three months ended March 31, 2025 is primarily due to changes in net working capital, partially offset by an increase in net income, adjusted for non-cash items, as compared to the prior year period. The current period change in working capital was primarily driven by a decrease in accounts receivable, reflecting the collection of prior period balances against a lower volume of new sales activity following the Company's exit from direct-to-consumer business and the Costco roadshow programs under Project Gravity. Working capital benefited from decreases in accrued expenses, reflecting lower operating cost levels resulting from cost savings actions taken under Project Gravity, and a decrease in inventories, reflecting deliberate rightsizing of inventory levels in support of the Company's strategic realignment under Project Gravity, partially offset by an increase in prepaid and other current assets related to the IEEPA tariff refunds.
Cash Flow from Investing Activities

The increase in cash used in investing activities during the three months ended March 31, 2026 was primarily related to the increased purchasing of fixtures as compared to the prior year period.
Cash Flow from Financing Activities
The change in cash flow from financing activities during the three months ended March 31, 2026 was driven by our improved liquidity position resulting from disciplined cost management actions taken under Project Gravity, which eliminated the need to borrow under the Receivables Financing Agreement (as defined below), compared to net borrowings of $20.0 million in the prior year period for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into a new First Lien Credit Agreement. The First Lien Credit Agreement provides for a senior secured term loan facility (the “First Lien Term Loan Facility”), which originally included a delayed draw term loan, and a revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”).
First Lien Credit Agreement
The First Lien Credit Agreement provides for a $560.0 million First Lien Term Loan Facility (including a $50.0 million delayed draw term loan) and a $125.0 million Revolving Credit Facility.
The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of March 31, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.3 million.
On August 5, 2025, we amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche expiring on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Credit Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on the Company's First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of March 31, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Extended Revolving Credit Facility.
Except as noted below, the Credit Facilities are collateralized by substantially all of the assets of TGP Holdings III LLC, TGPX Holdings II LLC, TCP Traeger Blocker, LP, Traeger Pellet Grills Holdings LLC and certain subsidiaries of Traeger Pellet Grills Holdings LLC, including intellectual property, mortgages and the equity interest of each of these respective entities. The assets of Traeger SPE LLC (the “SPE”), substantively consisting of our accounts receivable, collateralize the receivables financing agreement discussed below and do not collateralize the Credit Facilities. There are no guarantees from any entities above TGPX Holdings II LLC, including Traeger, Inc.
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, we agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of March 31, 2026, we were in compliance with the covenants under the Credit Facilities.

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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we were required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, we had no outstanding loan amounts under the Receivables Financing Agreement.
Contractual Obligations
There have been no material changes to our contractual obligations as of March 31, 2026 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

We had cash and cash equivalents of $33.7 million and $19.6 million as of March 31, 2026 and December 31, 2025, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.3 million of outstanding debt as of both March 31, 2026 and December 31, 2025. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of March 31, 2026, for every 100 basis point increase in interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge fluctuations on a portion of our variable rate debt, which matured on February 28, 2026. As a result of this maturity, we now have unhedged floating rate exposure on our outstanding term loan balance, which increases our sensitivity to interest rate movements compared to prior periods when a portion of our debt was hedged. We may in the future use caps, collars, structured collars, or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
Other than the foregoing quantitative and qualitative disclosure, there have been no material changes to our disclosures regarding our exposure to market risk as described in Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. We believe that the ultimate resolution of these matters would not be expected to have a material adverse effect on our business, financial condition, or operating results. For more information, see Note 10 – Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
United States trade policies, tariffs, antidumping and countervailing duty proceedings, and related uncertainties may have a material adverse effect on our business.
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the U.S. has announced and implemented additional tariffs on certain imports from China under multiple authorities. On February 20, 2026, the Supreme Court ruled that the President cannot use the International Emergency Economic Powers Act (IEEPA) to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, the President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit (currently set to expire on July 24, 2026) unless extended by Congress. The legality of the Section 122 tariffs is itself the subject of ongoing litigation; on March 5, 2026, twenty-four states filed a lawsuit in the U.S. Court of International Trade challenging the President's authority to impose global tariffs under Section 122, and a separate legal challenge was filed by impacted businesses on March 9, 2026. On May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful. The court's injunction currently applies only to the specific plaintiffs, and the tariffs remain in effect for all other importers while the administration pursues an appeal. In addition, the Office of the U.S. Trade Representative has initiated new Section 301 investigations targeting structural excess capacity in manufacturing sectors and forced labor practices. These investigations could result in additional country-specific tariffs similar in scope to those previously imposed under IEEPA. Section 301 tariffs on Chinese goods also remain in effect.
The U.S. also continues to maintain tariffs on steel and aluminum, as well as increased tariffs and import restrictions on products imported from various other countries. These tariffs on aluminum and steel include derivative tariffs that have impacted and will continue to impact a broad range of downstream products, which have and may continue to adversely impact our business.
In addition, our products and the components and materials used in their manufacture currently are or may in the future be subject to antidumping or countervailing duties. The U.S. Department of Commerce and the U.S. International Trade Commission continue to initiate and conduct antidumping and countervailing duty investigations covering a wide range of products imported from countries in which we source goods. The application of these orders to products we import, or on raw materials and components used in their manufacture, could result in the assessment of special antidumping or countervailing duty rates that may be substantial. These duties are assessed retroactively and final duty rates may increase significantly from the estimated rates deposited at the time of entry. For example, in April 2026, U.S. Customs and Border Protection issued us a notice of action asserting that certain drip tray and bucket liners sourced from China fall within the scope of certain antidumping and countervailing orders. We disputed this determination and are pursuing formal proceedings before the U.S. Department of Commerce. While we do not currently believe that the outcome of this matter will have a material effect on our condensed consolidated financial position, results of operations or cash flows, the ultimate outcome remains uncertain, and an adverse resolution of this or similar future proceedings could result in the retroactive assessment of substantial duties.
On March 4, 2026, the U.S. Court of International Trade ruled that all importers who paid IEEPA tariffs are entitled to refunds. U.S. Customs and Border Protection launched its Customs Automated Processing for Entries (CAPE) refund system on April 20, 2026, with refunds expected to be processed within 60 to 90 days. All requests will be reviewed by U.S. Customs and Border Protection to determine validity prior to the issuance of refunds, and the administration has indicated it may seek to reduce total refund liability using alternative authorities. Accordingly, the timing and ultimate amount of any refunds we receive remain uncertain.
In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is substantial uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. This uncertainty has been heightened by the February 2026 Supreme Court ruling invalidating IEEPA tariffs and the May 2026 U.S. Court of International Trade ruling striking down the Section 122 tariffs, which together have resulted in changes to the tariff structure and cast doubt on the administration's current legal authority to maintain broad-based global tariffs. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. However, the Section 122 tariffs are set to expire on July 24, 2026 (unless extended by Congress), and the new Section 301 investigations may not conclude in time to replace them, creating additional uncertainty as to the tariff rates that will apply to our imports in the second half of 2026 and beyond. We cannot predict whether, and to what extent, U.S. trade policies will change in the future. A significant proportion of our products, including our grills, are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Approximately 80% of our grills are manufactured in China. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain downstream products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
In response to recent tariff actions and related macro uncertainty, we have initiated measures to streamline operations and reduce costs, including negotiating savings with manufacturers and adjusting our channel and geographic models; if these measures are insufficient or delayed, tariffs, antidumping or countervailing duties, and related supply chain pressures could still materially adversely affect our results.

Other than the foregoing, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated March 17, 2026.	8-K	03/17/26	3.2

3.3	Amended and Restated Bylaws of Traeger, Inc.	8-K	08/30/23	3.2

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: May 11, 2026
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2026
	By:	/s/ Michael J. Hord
	Name:	Michael J. Hord
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)