Form 10-Q
period 2026-06-30
Traeger, Inc.
filed 2026-08-06
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2026, there were 2,798,224 shares of the registrant’s common stock, par value $0.0001 per share, outstanding. The foregoing reflects the reverse stock split of the registrant's common stock that became effective and began trading on a post-split adjusted basis on March 18, 2026.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth the anticipated benefits of Project Gravity, and the timing and completion thereof, the impact of U.S. trade policies, tariffs, antidumping and countervailing duty proceedings on our business, the expected timing and amount of any tariff refunds, our liquidity and capital resources and our objectives for future operations.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$59,687	$19,624
Accounts receivable, net	74,363	82,122
Inventories	76,259	98,831
Prepaid expenses and other current assets	11,334	14,272
Total current assets	221,643	214,849
Property, plant, and equipment, net	29,124	33,703
Operating lease right-of-use assets	35,766	38,201
Intangible assets, net	366,205	387,050
Other non-current assets	2,002	2,173
Total assets	$654,740	$675,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,872	$14,135
Accrued expenses	50,322	62,668
Current portion of notes payable	250	250
Current portion of operating lease liabilities	1,757	2,650
Other current liabilities	371	382
Total current liabilities	63,572	80,085
Notes payable, net of current portion	400,162	399,590
Operating leases liabilities, net of current portion	22,177	23,040
Deferred tax liability	—	1,861
Other non-current liabilities	1,540	552
Total liabilities	487,451	505,128
Commitments and contingencies—See Note 10
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 2,798,124 and 2,741,312 as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	977,114	974,386
Accumulated deficit	(809,701)	(804,066)
Accumulated other comprehensive income (loss)	(124)	528
Total stockholders’ equity	167,289	170,848
Total liabilities and stockholders’ equity	$654,740	$675,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$120,163	$145,483	$214,229	$288,766
Cost of revenue	72,745	88,483	123,796	172,307
Gross profit	47,418	57,000	90,433	116,459
Operating expenses:
Sales and marketing	17,067	24,779	29,699	46,989
General and administrative	21,791	26,032	41,204	51,051
Amortization of intangible assets	8,812	8,816	17,625	17,634
Restructuring and other costs	1,453	3,468	4,633	3,468
Total operating expense	49,123	63,095	93,161	119,142
Loss from operations	(1,705)	(6,095)	(2,728)	(2,683)
Other income (expense):
Interest expense	(8,273)	(8,091)	(15,883)	(15,984)
Other income, net	506	6,411	11,791	8,514
Total other expense	(7,767)	(1,680)	(4,092)	(7,470)
Loss before benefit for income taxes	(9,472)	(7,775)	(6,820)	(10,153)
Benefit for income taxes	(909)	(391)	(1,185)	(1,991)
Net loss	$(8,563)	$(7,384)	$(5,635)	$(8,162)
Net loss per share, basic and diluted	$(3.12)	$(2.77)	$(2.06)	$(3.11)
Weighted average common shares outstanding, basic and diluted	2,748,334	2,665,790	2,731,664	2,626,237
Other comprehensive income (loss):
Foreign currency translation adjustments	$(95)	$121	$(102)	$(151)
Amortization of dedesignated cash flow hedge	—	(938)	(550)	(1,944)
Total other comprehensive loss	(95)	(817)	(652)	(2,095)
Comprehensive loss	$(8,658)	$(8,201)	$(6,287)	$(10,257)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2026 and 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	2,745,361	$—	$975,967	$(801,138)	$(29)	$174,800
Issuance of common stock under stock plan	61,797	—	—	—	—	—
Shares withheld related to net share settlement	(9,034)	—	(331)	—	—	(331)
Stock-based compensation	—	—	1,478	—	—	1,478
Net loss	—	—	—	(8,563)	—	(8,563)
Foreign currency translation adjustments	—	—	—	—	(95)	(95)
Balance at June 30, 2026	2,798,124	$—	$977,114	$(809,701)	$(124)	$167,289

Balance at March 31, 2025	2,616,784	$—	$966,155	$(689,663)	$3,058	$279,550
Issuance of common stock under stock plan	116,459	—	—	—	—	—
Shares withheld related to net share settlement	(15,766)	—	(1,073)	—	—	(1,073)
Stock-based compensation	—	—	3,969	—	—	3,969
Net loss	—	—	—	(7,384)	—	(7,384)
Foreign currency translation adjustments	—	—	—	—	121	121
Amortization of dedesignated cash flow hedge	—	—	—	—	(938)	(938)
Balance at June 30, 2025	2,717,477	$—	$969,051	$(697,047)	$2,241	$274,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2026 and 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	2,741,312	$—	$974,386	$(804,066)	$528	$170,848
Issuance of common stock under stock plan	69,089	—	—	—	—	—
Shares withheld related to net share settlement	(12,277)	—	(505)	—	—	(505)
Stock-based compensation	—	—	3,233	—	—	3,233
Net loss	—	—	—	(5,635)	—	(5,635)
Foreign currency translation adjustments	—	—	—	—	(102)	(102)
Amortization of dedesignated cash flow hedge	—	—	—	—	(550)	(550)
Balance at June 30, 2026	2,798,124	$—	$977,114	$(809,701)	$(124)	$167,289

Balance at December 31, 2024	2,613,032	$—	$960,979	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	120,211	—	—	—	—	—
Shares withheld related to net share settlement	(15,766)	—	(1,073)	—	—	(1,073)
Stock-based compensation	—	—	9,145	—	—	9,145
Net loss	—	—	—	(8,162)	—	(8,162)
Foreign currency translation adjustments	—	—	—	—	(151)	(151)
Amortization of dedesignated cash flow hedge	—	—	—	—	(1,944)	(1,944)
Balance at June 30, 2025	2,717,477	$—	$969,051	$(697,047)	$2,241	$274,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,635)	$(8,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	5,325	6,556
Amortization of intangible assets	21,048	20,996
Amortization of deferred financing costs	1,125	954
Loss (gain) on disposal of property, plant and equipment	105	(23)
Stock-based compensation expense	5,283	9,145
Unrealized loss on derivative contracts	1,090	1,432
Amortization of dedesignated cash flow hedge	(550)	(1,944)
Other non-cash adjustments	(1,178)	787
Change in operating assets and liabilities:
Accounts receivable	7,666	9,182
Inventories	22,571	(8,428)
Prepaid expenses and other current assets	1,848	14,477
Other non-current assets	553	84
Accounts payable and accrued expenses	(14,249)	(47,601)
Net cash provided by (used in) operating activities	45,002	(2,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(4,022)	(4,451)
Capitalization of patent costs	(203)	(246)
Proceeds from sale of property, plant, and equipment	120	47
Net cash used in investing activities	(4,105)	(4,650)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	43,000
Repayments of line of credit	—	(39,000)
Repayments of long-term debt	(125)	(125)
Principal payments of finance lease obligations	(204)	(287)
Taxes paid related to net share settlement of equity awards	(505)	(1,073)
Net cash provided by (used in) financing activities	(834)	2,515
Net increase (decrease) in cash and cash equivalents	40,063	(4,680)
Cash and cash equivalents at beginning of period	19,624	14,981
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,687	$10,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,327	$16,996
Income taxes paid (received), net of refunds	$(73)	$1,380
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$356	$369
Property, plant, and equipment included in accounts payable and accrued expenses	$64	$11
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
The balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2026.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026.
Emerging Growth Company Status – The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with the adoption of new or revised accounting standards and as a result of this election, its financial statements may not be comparable to companies that comply with public company effective dates. The Company will remain an emerging growth company until December 31, 2026.
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include reserves for customer credits and returns, obsolete inventory reserves, valuation of cash- or stock-settled restricted stock units, valuation and impairment of intangible assets and reserves for warranty. Actual results could differ from these estimates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	33%	20%	27%	27%
Customer B	17%	18%	18%	15%
Customer C	5%	10%	5%	11%
Concentrations of credit risk exist to the extent credit terms are extended with three customers that account for a significant portion of the Company’s trade accounts receivables. As of June 30, 2026, there were three large customers A, B and D that accounted for 37%, 17%, and 12% of the Company’s trade accounts receivable as compared to 38%, 15%, and 16% as of December 31, 2025. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of June 30, 2026 or December 31, 2025. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and six months ended June 30, 2026 and 2025, respectively.
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
The Company has entered into contracts with some customers that allow for credits to be claimed for certain matters of operational compliance, promotional discounts or returns to the retail customer from end consumers. Credits that will be issued associated with these items are estimated using the expected value method and are based on actual historical experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. For the three months ended June 30, 2026, the Company received no receipts, compared to $5.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company recorded total receipts of $11.6 million and $5.1 million, respectively. These amounts were recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
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
3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by product category	2026	2025	2026	2025
Grills	$61,595	$74,184	$108,957	$160,868
Consumables	32,772	36,357	58,901	66,645
Accessories	25,796	34,943	46,371	61,253
Total revenue	$120,163	$145,483	$214,229	$288,766

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by geography	2026	2025	2026	2025
North America	$111,785	$133,570	$196,601	$266,879
Rest of world	8,378	11,913	17,628	21,887
Total revenue	$120,163	$145,483	$214,229	$288,766

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by sales channel	2026	2025	2026	2025
Retail	$111,279	$123,635	$198,138	$251,237
Direct to consumer	8,884	21,848	16,091	37,529
Total revenue	$120,163	$145,483	$214,229	$288,766
4 – ACCOUNTS RECEIVABLES, NET
Accounts receivable consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$99,932	$98,096
Allowance for expected credit losses	(391)	(434)
Sales reserves, discounts and allowances	(25,178)	(15,540)
Total accounts receivable, net	$74,363	$82,122
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$2,787	$2,393
Work in process	3,143	4,395
Finished goods	70,329	92,043
Inventories	$76,259	$98,831
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrual for inventories in-transit	$3,750	$4,292
Warranty accrual	5,737	5,975
Accrued compensation and bonus	9,504	12,854
Other	31,331	39,547
Accrued expenses	$50,322	$62,668

The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty accrual, beginning of period	$5,733	$6,306	$5,975	$6,239
Warranty claims	(1,515)	(1,240)	(2,634)	(2,085)
Warranty costs accrued	1,519	1,330	2,396	2,242
Warranty accrual, end of period	$5,737	$6,396	$5,737	$6,396
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
In January 2023, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded within accumulated other comprehensive income (loss) (“AOCI”) was $21.3 million and as of March 31, 2026, this amount was fully amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments.
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
The Company had outstanding foreign currency contracts as of June 30, 2026 and December 31, 2025. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	June 30, 2026	December 31, 2025
Gross Asset Fair Value	$168	$210
Gross Liability Fair Value	—	—
Net Fair Value	$168	$210
Gains (losses) from foreign currency contracts were recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain (loss)	$163	$(567)	$359	$(2,120)
Unrealized gain (loss)	(49)	622	(42)	2,616
Total gain	$114	$55	$317	$496

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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of June 30, 2026	As of December 31, 2025
Assets:
Derivative assets—foreign currency contracts (1)	2	$168	$210
Derivative assets—interest rate swap contract (1)	2	—	1,047
Total assets		$168	$1,257
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.
Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of June 30, 2026 and December 31, 2025, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
The following financial instruments are recorded at their carrying amount (in thousands):

	As of June 30, 2026		As of December 31, 2025
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien Term Loan Facility (1)	$403,200	$378,504	$403,325	$377,613
Total liabilities	$403,200	$378,504	$403,325	$377,613
(1)Included in current portion of notes payable and notes payable, net of current portion within the accompanying condensed consolidated balance sheets. Due to quoted prices in active markets, these financial instruments are considered to be Level 2 instruments in the fair value hierarchy.
9 – DEBT AND FINANCING ARRANGEMENTS
Notes Payable
On June 29, 2021, the Company refinanced its existing credit facilities and entered into the First Lien Credit Agreement. The First Lien Credit Agreement originally provided for a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”).

The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on the Company’s Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of June 30, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.2 million and $403.3 million, respectively.
On August 5, 2025, the Company amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche which expired on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Credit Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on the Company's First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of June 30, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of June 30, 2026, the Company was in compliance with the covenants under the Credit Facilities.
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
The maximum borrowing capacity under the Receivables Financing Agreement is between $30.0 million and $75.0 million. The Receivables Financing Agreement allows for seasonal adjustments to the maximum borrowing capacity and further adjustments can be made up to two times annually at the discretion of the Company (with consent of the lenders under the Receivables Financing Agreement). The Company was required to pay fixed interest on outstanding cash advances of 2.5%, a floating interest based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement), and an unused capacity charge that ranges from 0.25% to 0.5%. The Receivables Financing Agreement also includes a liquidity threshold of $42.5 million and if the Company's liquidity falls below this threshold, it may result in an increase in the required level of reserves, which would result in a reduction of the borrowing base under the Receivables Financing Agreement during such a liquidity shortfall.
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Receivables Financing Agreement.
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
In April 2026, U.S. Customs and Border Protection (“U.S. Customs”) issued the Company a proposed Notice of Action asserting that certain aluminum foil liners sourced from China are subject to antidumping and countervailing duty orders. The Company has responded to this proposed Notice of Action and intends to initiate formal proceedings before the U.S. Department of Commerce to seek a scope ruling on the applicable orders. The Company establishes accruals when a particular contingency is probable and reasonably estimable. As of June 30, 2026, the Company has not recorded an accrual because management concluded that although a loss is reasonably possible, the amount, or range of amounts, is not reasonably estimable.
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
The Company grants time-based restricted stock units (“RSUs”) and time-based restricted stock awards (“RSAs”) to employees which generally vest over a three-year vesting period, with one-third of the RSUs or RSAs vesting on the first, second and third anniversaries of the grant date subject to continued employment or service with the Company and its affiliates. In 2025, the Company granted performance-based restricted stock units (“PSUs”) and performance-based restricted stock (“Performance Shares”) which will cliff vest based on the achievement of certain relative total shareholder return (“Relative TSR”) goals at the end of a three-year performance period subject to continued employment or, solely with respect to the Performance Shares, service.
For RSUs and RSAs, the compensation expense is recognized on a straight-line basis over the requisite service period. For the PSUs and, for Performance Shares, the compensation expense is recognized on an accelerated basis over the requisite service period. The grant date fair values of the PSUs and Performance Shares were estimated using a Monte Carlo pricing model, using various simulations of future stock prices through a stochastic model over the remaining term of the performance period.
In 2026, the Company granted time-based restricted stock units to certain employees that may be settled in cash or shares at the discretion of the Company's Board of Directors or the Compensation Committee (“Cash- or Stock-Settled RSUs”). The Cash- or Stock-Settled RSUs vest over a three-year period, with one-third of the awards vesting on the first, second and third anniversaries of the vesting commencement date subject to continued employment with the Company and its affiliates. The value of a vesting tranche on any given vesting date is subject to a pre-determined per-share settlement cap and floor. If the fair market value of a share at time of vesting is greater than the per-share cap, the Company will make no incremental payment in excess of the cap and the amount paid to the employee will be equal to the cap value. If the fair market value of a share at time of vesting is less than the per-share floor, then the Company will make an additional payment such that the value of the vesting share and the additional payment is equal to the per-share floor. As of June 30, 2026, the Company intends to settle these awards in cash and, accordingly, has classified them as liability awards under ASC 718.

For Cash- or Stock-Settled RSUs, the compensation expense is recognized on an accelerated basis over the requisite service period. The Cash- or Stock-Settled RSUs are classified as liabilities and are remeasured at fair value each reporting period until settlement using a Black-Scholes-Merton valuation model. As a result, the compensation expense related to the Cash- or Stock-Settled RSUs could increase or decrease based on changes in the Company’s stock price, expected volatility, and changes to other valuation assumptions.
The Company’s policy is to recognize forfeitures as they occur. Accordingly, when an equity or liability award is forfeited prior to the vesting date, the Company will recognize an adjustment for the previously recognized expense in the period of the forfeiture, with the exception of awards with market conditions for which the requisite service period has been satisfied.
A summary of the RSU and RSA activity during the six months ended June 30, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	176,734	$104.22
Granted	8,645	58.45
Vested	(72,039)	110.80
Forfeited	(17,676)	117.91
Outstanding at June 30, 2026	95,664	$92.60
As of June 30, 2026, the Company had $5.3 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that are expected to be recognized over a weighted-average period of 1.61 years.
A summary of the PSU and Performance Share activity during the six months ended June 30, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	85,898	$48.73
Granted	—	—
Vested	(841)	116.50
Forfeited	—	—
Outstanding at June 30, 2026	85,057	$48.06
As of June 30, 2026, the Company had $2.1 million of unrecognized stock-based compensation expense related to unvested PSUs and Performance Shares that are expected to be recognized over a weighted-average period of 1.82 years.
A summary of the Cash- or Stock-Settled RSU liability award activity during the six months ended June 30, 2026 was as follows:

	Number of Liability Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	326,363	34.41
Vested	—	—
Forfeited	(3,715)	34.41
Outstanding at June 30, 2026	322,648	$34.41
As of June 30, 2026, the Company had $13.8 million of unrecognized stock-based compensation expense related to unvested Cash- or Stock-Settled RSUs that are expected to be recognized over a weighted-average period of 2.83 years. As of June 30, 2026, the Company recorded $1.2 million and $0.8 million of current and non-current Cash- or Stock-Settled RSU liabilities within accrued expenses and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
The Company’s stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1	$13	$12	$25
Sales and marketing	543	623	839	915
General and administrative	2,983	3,333	4,432	8,205
Total stock-based compensation	$3,527	$3,969	$5,283	$9,145
12 – INCOME TAXES
For the three months ended June 30, 2026 and 2025, the Company recorded a benefit for income taxes of $0.9 million and $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a benefit for income taxes of $1.2 million and $2.0 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of June 30, 2026, the Company’s U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.
13 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended June 30, 2026 and 2025, the Company recorded expenses associated with such services of $0.9 million. For the six months ended June 30, 2026 and 2025, the Company recorded expenses associated with such services of $1.5 million and $2.0 million, respectively. Amounts payable to the third party as of June 30, 2026 and December 31, 2025 was $0.7 million.
14 – NET LOSS PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of computing diluted EPS, restricted stock units, restricted stock awards, performance stock units, and performance shares that are classified as equity awards are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(8,563)	$(7,384)	$(5,635)	$(8,162)

Weighted-average common shares outstanding—basic	2,748,334	2,665,790	2,731,664	2,626,237
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	2,748,334	2,665,790	2,731,664	2,626,237

Loss per share
Basic and diluted	$(3.12)	$(2.77)	$(2.06)	$(3.11)

The following table includes the number of equity-classified units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted loss per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units, restricted stock awards, performance stock units and performance shares	165,258	313,236	165,258	313,236
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
As a result of these initiatives, the Company recorded restructuring and other costs of $1.5 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. These costs were primarily related to consulting fees and severance and other personnel costs recorded within restructuring and other costs in the accompanying condensed consolidated statement of operations and comprehensive loss. Project Gravity, in its entirety, is expected to be substantially completed by the end of fiscal year 2026, with the majority of the total charges being incurred in fiscal year 2025. All restructuring charges recognized to date have been substantially settled in cash and the Company does not currently anticipate significant non-cash charges associated with Project Gravity.
The following table presents a roll-forward of restructuring-related liabilities recorded within accrued expenses in the accompanying consolidated balance sheets (in thousands):

	Consulting Fees	Severance and Other Personnel Costs	Supplier Settlement Costs	Total
Balance at December 31, 2025	$2,185	$3,624	$629	$6,438
Charges incurred	2,903	1,008	—	3,911
Cash payments	(5,075)	(3,770)	—	(8,845)
Balance at June 30, 2026	$13	$862	$629	$1,504
16 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company’s one operating segment derives revenues from customers through the design, sourcing, sales, and support of wood pellet fueled barbecue grills, the pellets used to fire the grills as well as rubs, spices, sauces, and grill accessories. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The accounting policies of the Company’s one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), the CEO, regularly reviews segment assets and liabilities on the consolidated balance sheets as total consolidated assets. The CODM assesses performance for the Company’s one operating segment and decides how to allocate resources based on consolidated revenue, gross margin (gross profit divided by revenue), demand creation costs, and net loss by comparing actual results to historical results and previously forecasted financial information. As there is a single operating segment, the Company does not have intra-entity sales or transfers that impact the consolidated financials.
The following table presents segment information for revenue, segment loss, and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$120,163	$145,483	$214,229	$288,766
Cost of revenue	72,745	88,483	123,796	172,307
Gross profit	47,418	57,000	90,433	116,459

Demand creation (1)	6,742	8,804	10,086	14,565
Other operating expenses (2)	40,928	54,291	78,442	104,577
Other segment items (3)	8,311	1,289	7,540	5,479
Net loss	$(8,563)	$(7,384)	$(5,635)	$(8,162)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Our revenue is primarily generated through the sale of our wood pellet grills, consumables and accessories. We currently offer ten series of grills – Westwood, Woodridge, Ironwood, Timberline, Pro (with and without WiFIRE), Flatrock, and Irontop – as well as a selection of smaller, portable grills within our Portable Series and a special Club Lineup through targeted channels. Our grills are available in a number of different sizes and can be upgraded through a variety of accessories. A growing number of our grills feature WiFIRE technology, which allows users to monitor and adjust their grills remotely using our Traeger app. Our consumables include our wood pellets, which are made from natural, virgin hardwood and are available in a variety of flavors, as well as rubs and sauces. Our accessories include MEATER smart thermometers, P.A.L. Pop-And-Lock accessory rails, grill covers, liners, tools, apparel and other ancillary items.

As part of Project Gravity, we largely exited our Traeger-operated DTC business by redirecting consumers from Traeger.com to our retail partners’ websites, aligning our distribution model with our retail-focused strategy. We now sell our grills, consumables and accessories primarily through retail channels, including brick-and-mortar retailers, e-commerce platforms, and multichannel retailers, who, in turn, sell our grills to their end customers. Our retailers include Ace Hardware, Amazon, Costco, The Home Depot, Walmart and Lowes, among others, as well as a significant number of independent retailers that cater to local communities and specific categories, such as hardware, camping, outdoor, farm, ranch, barbecue and other categories. We continue to offer our MEATER smart thermometers accessories through both retail and DTC channels, as this model remains well‑suited to the MEATER brand and its consumer base.
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
Our revenue decreased by 17.4% and 25.8% to $120.2 million and $214.2 million for the three and six months ended June 30, 2026, respectively, as compared to $145.5 million and $288.8 million for the three and six months ended June 30, 2025, respectively. We recorded a net loss of $8.6 million and $5.6 million for the three and six months ended June 30, 2026, respectively, compared to a net loss of $7.4 million and $8.2 million for the three and six months ended June 30, 2025, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below, Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
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
Since the beginning of 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. In early 2025, the U.S. imposed tariffs on certain Chinese goods and “reciprocal” tariffs under the International Emergency Economic Powers Act (“IEEPA”) that escalated to as high as 125%. The U.S. also increased Section 232 tariffs on steel and aluminum to 50% in June 2025 and significantly expanded coverage to derivative products in August 2025. On April 2, 2026, President Trump signed a new Section 232 proclamation restructuring the metals tariffs so that the 50% rate applies to the full customs value of certain imported steel, aluminum, and copper products (rather than only the metal content), with certain derivative products subject to a 25% tariff on the full customs value and certain other derivative products subject to lower or no Section 232 tariffs. In November 2025, the U.S. and China reached an agreement that reduced certain tariffs on Chinese goods to 10%, with the agreement extended through November 2026. However, on February 20, 2026, the Supreme Court ruled that the President cannot use IEEPA to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, President Trump signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit and expired by operation of law on July 24, 2026, absent extension by Congress. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applied only to the named plaintiffs, and the tariffs remained in effect for all other importers pending appeal until they expired by operation of law on July 24, 2026. On March 11 and March 12, 2026, the Office of the U.S. Trade Representative formally launched new Section 301 investigations into trading partners' unfair practices, which could result in additional tariffs. On July 23, 2026, the Office of the U.S. Trade Representative announced final action in the forced labor Section 301 investigations, imposing additional tariffs of 10% or 12.5% on imports from 60 economies, subject to certain product exemptions, effective July 24, 2026. The structural excess capacity Section 301 investigations remain pending. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. However, the May 7 ruling striking down the Section 122 tariffs (if upheld on appeal), the July 24, 2026 statutory expiration, and the pending structural excess capacity Section 301 investigations create uncertainty as to whether the administration can maintain current tariff levels in the second half of 2026. On March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs to liquidate or reliquidate affected entries without regard to IEEPA duties. U.S. Customs and Border Protection (“U.S. Customs”) launched Phase 1 of its Consolidated Administration and Processing of Entries refund system on April 20, 2026, with refunds on accepted CAPE Declarations expected to be processed within 60 to 90 days. All requests will be reviewed by U.S. Customs to determine validity prior to the issuance of refunds and the government has appealed the U.S. Court of International Trade refund order.
As of March 31, 2026, we recognized a loss recovery of $15.6 million related to expected tariff refunds submitted and accepted by U.S. Customs, which was recorded within prepaid expenses and other current assets. Of this amount, $12.4 million was recorded within cost of revenue and the remaining $3.2 million within inventory. During the three months ended June 30, 2026, we received $16.0 million of cash in connection with these refund requests, including $0.6 million of interest recorded within other income, net. As of June 30, 2026, the Company had submitted all refund requests for eligible IEEPA tariffs paid and has $0.2 million of refund requests outstanding and recorded within prepaid expenses and other current assets. The ultimate timing of additional cash receipts remains uncertain and subject to further legal and regulatory developments.
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
In response to these macroeconomic conditions, we have taken actions to identify and execute on cost savings initiatives, while simultaneously seeking to maintain product quality and reliability across the supply chain. For example, as part of Project Gravity, our previously announced multi-step strategic optimization plan, we have conducted a reduction in force and centralized our MEATER business into our Salt Lake City infrastructure to reduce overhead and drive organizational efficiency. Additionally, we pursued streamlining and channel optimization initiatives including discontinuing the Costco roadshow program, redirecting Traeger.com consumers to our retail partners’ websites as part of an exit from the Traeger direct-to-consumer business, transitioning to a distributor model in European markets that currently operate under a direct model, and pellet mill consolidation. We have also taken proactive steps to mitigate tariff-related risks by increasing product prices and negotiating cost savings with our manufacturers. We expect continued cost savings to improve operating results in the long term, but given the uncertainty of the macroeconomic environment in the near term, including as a result of tariffs, there can be no assurance regarding the outcome of our continuing efforts to help mitigate the effects of these conditions on our business.
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
We calculate gross margin as gross profit divided by revenue. Gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin for sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These potentially favorable gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the evolving U.S. tariff regime—including the July 24, 2026 expiration of the temporary 10% global tariff imposed under Section 122 of the Trade Act of 1974 absent congressional extension and related litigation over amounts collected while it was in effect, increased and modified Section 232 tariffs on steel, aluminum, copper and derivative products, existing Section 301 tariffs on Chinese goods, new forced-labor-related Section 301 tariffs on covered imports from 60 economies effective July 24, 2026, and potential additional Section 301 tariffs arising from the still-developing excess-capacity investigations launched in March 2026—could impact our gross margin, as could any retaliatory tariffs or other trade measures imposed by other nations. For more information on risks to our business related to tariffs, please see Part II, Item 1A. “United States trade policies, tariffs, antidumping and countervailing duty proceedings, and related uncertainties may have a material adverse effect on our business” included in this Quarterly Report on Form 10-Q.
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
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $3.2 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.5 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
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
As a result of these initiatives, we have recorded expenses primarily related to consulting fees and severance and other personnel costs, within restructuring and other costs in the accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025.
Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below), as well as interest income in connection with the employee retention tax credit and the amortization of amounts recorded within accumulated other comprehensive income (loss) prior to the dedesignation of the interest rate swap derivative contract as a cash flow hedge. Other income, net also consists of the benefit recognized associated with the employee retention tax credit, any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue	$120,163	$145,483	$(25,320)	(17.4)%	$214,229	$288,766	$(74,537)	(25.8)%
Cost of revenue	72,745	88,483	(15,738)	(17.8)%	123,796	172,307	(48,511)	(28.2)%
Gross profit	47,418	57,000	(9,582)	(16.8)%	90,433	116,459	(26,026)	(22.3)%
Operating expenses:
Sales and marketing	17,067	24,779	(7,712)	(31.1)%	29,699	46,989	(17,290)	(36.8)%
General and administrative	21,791	26,032	(4,241)	(16.3)%	41,204	51,051	(9,847)	(19.3)%
Amortization of intangible assets	8,812	8,816	(4)	—%	17,625	17,634	(9)	(0.1)%
Restructuring and other costs	1,453	3,468	(2,015)	(58.1)%	4,633	3,468	1,165	33.6%
Total operating expense	49,123	63,095	(13,972)	(22.1)%	93,161	119,142	(25,981)	(21.8)%
Loss from operations	(1,705)	(6,095)	(4,390)	(72.0)%	(2,728)	(2,683)	45	1.7%
Other income (expense):
Interest expense	(8,273)	(8,091)	182	2.2%	(15,883)	(15,984)	(101)	(0.6)%
Other income, net	506	6,411	(5,905)	(92.1)%	11,791	8,514	3,277	38.5%
Total other expense	(7,767)	(1,680)	6,087	362.3%	(4,092)	(7,470)	(3,378)	(45.2)%
Loss before benefit for income taxes	(9,472)	(7,775)	1,697	21.8%	(6,820)	(10,153)	(3,333)	(32.8)%
Benefit for income taxes	(909)	(391)	1,300	332.5%	(1,185)	(1,991)	(806)	(40.5)%
Net loss	$(8,563)	$(7,384)	$1,179	16.0%	$(5,635)	$(8,162)	$(2,527)	(31.0)%

Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue:
Grills	$61,595	$74,184	$(12,589)	(17.0)%
Consumables	32,772	36,357	(3,585)	(9.9)%
Accessories	25,796	34,943	(9,147)	(26.2)%
Total Revenue	$120,163	$145,483	$(25,320)	(17.4)%
Revenue decreased by $25.3 million, or 17.4%, to $120.2 million for the three months ended June 30, 2026 compared to $145.5 million for the three months ended June 30, 2025. The decrease was driven by lower sales from grills, accessories, and consumables.
Revenue from our grills decreased by $12.6 million, or 17.0%, to $61.6 million for the three months ended June 30, 2026 compared to $74.2 million for the three months ended June 30, 2025. The decrease was primarily driven by a reduction in average selling price in excess of 20%, partially offset by a high-single digit increase in unit volume. Lower average selling price was due to a shift in product mix toward lower-priced grills, reflecting current year launches of lower-priced offerings compared to higher-priced launches in the prior year period, as well as channel and product line optimization actions taken under Project Gravity. The increase in unit volume was primarily driven by current year product launches.
Revenue from our consumables decreased by $3.6 million, or 9.9%, to $32.8 million for the three months ended June 30, 2026 compared to $36.4 million for the three months ended June 30, 2025. The decrease was driven by a high-single digit decrease in wood pellet sales and a reduction in food consumables sales in excess of 20%. The decrease in wood pellet sales was primarily driven by a high-single digit reduction in unit volume due to seasonal ordering shifts. The decrease in food consumable sales was primarily attributable to lower unit volume, reflecting prior year channel expansion.

Revenue from our accessories decreased by $9.1 million, or 26.2%, to $25.8 million for the three months ended June 30, 2026 compared to $34.9 million for the three months ended June 30, 2025. The decrease was driven primarily by lower sales of MEATER smart thermometers due to continued competitive pressure and a decrease in Traeger branded accessories, primarily driven by a mid-double digit decrease in unit volumes, partially offset by a high-single digit increase in average selling price.
Gross Profit

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Gross profit	$47,418	$57,000	$(9,582)	(16.8)%
Gross margin (Gross profit as a percentage of revenue)	39.5%	39.2%
Gross profit decreased by $9.6 million, or 16.8%, to $47.4 million for the three months ended June 30, 2026 compared to $57.0 million for the three months ended June 30, 2025. Gross margin increased to 39.5% for the three months ended June 30, 2026 from 39.2% for the three months ended June 30, 2025. The increase in gross margin was driven primarily by the benefit from the IEEPA tariff refund, timing of trade spend, and higher mix of direct import sales, partially offset by product mix to lower priced offering.
Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$17,067	$24,779	$(7,712)	(31.1)%
As a percentage of revenue	14.2%	17.0%
Sales and marketing expense decreased by $7.7 million, or 31.1%, to $17.1 million for the three months ended June 30, 2026 compared to $24.8 million for the three months ended June 30, 2025. As a percentage of revenue, sales and marketing expense decreased slightly to 14.2% for the three months ended June 30, 2026 from 17.0% for the three months ended June 30, 2025. The decrease in sales and marketing expense was primarily driven by lower employee-related costs and reduced demand creation spend, reflecting cost reduction actions associated with Project Gravity.
General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$21,791	$26,032	$(4,241)	(16.3)%
As a percentage of revenue	18.1%	17.9%
General and administrative expense decreased by $4.2 million, or 16.3%, to $21.8 million for the three months ended June 30, 2026 compared to $26.0 million for the three months ended June 30, 2025. As a percentage of revenue, general and administrative expense increased slightly to 18.1% for the three months ended June 30, 2026 from 17.9% for the three months ended June 30, 2025. The decrease in general and administrative expense was primarily driven by lower employee-related costs, reflecting cost reduction actions associated with Project Gravity, and professional service fees.
Restructuring and Other Costs

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Restructuring and other costs	$1,453	$3,468	$(2,015)	(58.1)%
As a percentage of revenue	1.2%	2.4%
Restructuring and other costs decreased by $2.0 million, or 58.1%, to $1.5 million for the three months ended June 30, 2026 compared to $3.5 million for the three months ended June 30, 2025. The decrease in restructuring and other costs was primarily driven by lower severance and other personnel costs, as well as reduced consulting fees.
Total Other Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest expense	$(8,273)	$(8,091)	$182	2.2%
Other income, net	506	6,411	(5,905)	(92.1)%
Total other expense	$(7,767)	$(1,680)	$6,087	362.3%
As a percentage of revenue	(6.5)%	(1.2)%
Total other expense increased by $6.1 million, or 362.3%, to $7.8 million for the three months ended June 30, 2026 compared to $1.7 million for the three months ended June 30, 2025. This increase was primarily related to the benefit recognized in the comparable prior year period associated with the employee retention tax credit, unfavorable impacts from foreign currency rates in the current period, as well as lower realized gains on our interest rate swaps, which matured on February 28, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue:
Grills	$108,957	$160,868	$(51,911)	(32.3)%
Consumables	58,901	66,645	(7,744)	(11.6)%
Accessories	46,371	61,253	(14,882)	(24.3)%
Total Revenue	$214,229	$288,766	$(74,537)	(25.8)%
Revenue decreased by $74.5 million, or 25.8%, to $214.2 million for the six months ended June 30, 2026 compared to $288.8 million for the six months ended June 30, 2025. The decrease was driven by lower sales from grills, accessories and consumables.
Revenue from our grills decreased by $51.9 million, or 32.3%, to $109.0 million for the six months ended June 30, 2026 compared to $160.9 million for the six months ended June 30, 2025. The decrease was primarily driven by a mid-double digit reduction in unit volume and a high-double digit decrease in average selling price. The reduction in unit volume was driven by the prior year launch of the Woodridge series of grills, channel and product line optimization actions taken in connection with Project Gravity, and retail orders placed in advance of anticipated tariff increases. The decrease in average selling price was primarily driven by mix shift toward lower-priced grills and a higher mix of direct import sales.
Revenue from our consumables decreased by $7.7 million, or 11.6%, to $58.9 million for the six months ended June 30, 2026 compared to $66.6 million for the six months ended June 30, 2025. The decrease was driven by a high-single digit decrease in wood pellet sales and a reduction in food consumables sales in excess of 20%. The decrease in wood pellet sales was primarily driven by a mid-single digit decrease in average selling price and a mid-single digit reduction in unit volume, primarily due to channel mix shifts and channel optimization actions taken in connection with Project Gravity. The reduction in food consumables sales was primarily due to lower unit volume, reflecting prior year channel expansion.

Revenue from our accessories decreased by $14.9 million, or 24.3%, to $46.4 million for the six months ended June 30, 2026 compared to $61.3 million for the six months ended June 30, 2025. The decrease was driven primarily by lower sales of MEATER smart thermometers due to continued competitive pressure and a decrease in Traeger branded accessories, primarily driven by a mid-double digit decrease in unit volumes and a mid-double digit decrease in average selling price.
Gross Profit

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Gross profit	$90,433	$116,459	$(26,026)	(22.3)%
Gross margin (Gross profit as a percentage of revenue)	42.2%	40.3%
Gross profit decreased by $26.0 million, or 22.3%, to $90.4 million for the six months ended June 30, 2026 compared to $116.5 million for the six months ended June 30, 2025. Gross margin increased to 42.2% for the six months ended June 30, 2026 from 40.3% for the six months ended June 30, 2025. The increase in gross margin was driven primarily by the benefit from the IEEPA tariff refund, partially offset by product mix shift, deleverage on fixed promotional investments.
Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$29,699	$46,989	$(17,290)	(36.8)%
As a percentage of revenue	13.9%	16.3%
Sales and marketing expense decreased by $17.3 million, or 36.8%, to $29.7 million for the six months ended June 30, 2026 compared to $47.0 million for the six months ended June 30, 2025. As a percentage of revenue, sales and marketing expense decreased to 13.9% for the six months ended June 30, 2026 from 16.3% for the six months ended June 30, 2025. The decrease in sales and marketing expense was primarily driven by lower employee-related costs and reduced demand creation spend, reflecting cost reduction actions associated with Project Gravity.
General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$41,204	$51,051	$(9,847)	(19.3)%
As a percentage of revenue	19.2%	17.7%
General and administrative expense decreased by $9.8 million, or 19.3%, to $41.2 million for the six months ended June 30, 2026 compared to $51.1 million for the six months ended June 30, 2025. As a percentage of revenue, general and administrative expense increased to 19.2% for the six months ended June 30, 2026 from 17.7% for the six months ended June 30, 2025. The decrease in general and administrative expense was primarily driven by lower employee-related costs reflecting cost reduction actions associated with Project Gravity, reduced stock-based compensation expense, as well as lower professional service fees.
Restructuring and Other Costs

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Restructuring and other costs	$4,633	$3,468	$1,165	33.6%
As a percentage of revenue	2.2%	1.2%
Restructuring and other costs increased by $1.2 million, or 33.6%, to $4.6 million for the six months ended June 30, 2026 compared to $3.5 million for the six months ended June 30, 2025. The increase in restructuring and other costs was primarily driven by increased consulting fees and other restructuring-related costs, partially offset by reduced severance and other personnel costs.
Total Other Expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest expense	$(15,883)	$(15,984)	$(101)	(0.6)%
Other income, net	11,791	8,514	3,277	38.5%
Total other expense	$(4,092)	$(7,470)	$(3,378)	(45.2)%
As a percentage of revenue	(1.9)%	(2.6)%
Total other expense decreased by $3.4 million, or 45.2%, to $4.1 million for the six months ended June 30, 2026 compared to $7.5 million for the six months ended June 30, 2025. This decrease was primarily related to the incremental benefit recognized in the current year associated with the employee retention tax credit, partially offset by unfavorable foreign currency impacts and lower realized gains on our interest rate swaps following their maturity on February 28, 2026.
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
As of June 30, 2026, we had cash and cash equivalents of $59.7 million, $82.5 million borrowing capacity under our Revolving Credit Facility (as defined below) and $45.3 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of June 30, 2026, we had no outstanding loan amounts under the Revolving Credit Facility or the Receivables Financing Agreement. As of June 30, 2026, the total principal amount outstanding under our First Lien Term Loan Facility was $403.2 million. Based on our current business plan and revenue prospects, we continue to believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies.
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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$45,002	$(2,545)
Net cash used in investing activities	(4,105)	(4,650)
Net cash provided by (used in) financing activities	(834)	2,515
Net increase (decrease) in cash and cash equivalents	$40,063	$(4,680)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The increase in cash provided by operating activities during the six months ended June 30, 2026 compared to cash used in operating activities during the six months ended June 30, 2025 was primarily due to the receipts of the IEEPA tariff refunds of $16.0 million and the receipts of employee retention tax credits of $11.6 million, which drove a decrease in net loss, as well as the net cash provided by working capital, adjusted for non-cash items, as compared to the prior year period. The current period change in working capital was primarily driven by a decrease in accrued expenses, reflecting lower operating cost levels resulting from cost savings actions taken under Project Gravity, and a decrease in inventories, reflecting deliberate rightsizing of inventory levels in support of the Company's strategic realignment under Project Gravity. Working capital also benefited from a decrease in accounts receivable, reflecting the collection of prior period balances against a lower volume of new sales activity following the Company's exit from the direct-to-consumer business and the Costco roadshow programs under Project Gravity.
Cash Flow from Investing Activities

The decrease in cash used in investing activities during the six months ended June 30, 2026 compared to cash used in investing activities during the six months ended June 30, 2025 was primarily related to the decreased purchasing of tooling equipment.
Cash Flow from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 compared to net cash provided by financing activities during the six months ended June 30, 2025 was primarily driven by the absence of borrowings under the Receivables Financing Agreement (as defined below) in the current period, compared to net borrowings of $4.0 million in the prior year period for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, the Company refinanced its existing credit facilities and entered into the First Lien Credit Agreement. The First Lien Credit Agreement originally provided for a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”).
First Lien Credit Agreement
The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of June 30, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.2 million and $403.3 million, respectively.
On August 5, 2025, we amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche which expired on June 29, 2026 and a $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Credit Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on our First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Credit Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of June 30, 2026 and December 31, 2025, we had no outstanding loan amounts under the Revolving Credit Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if our utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, we agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of June 30, 2026, we were in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we were required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Receivables Financing Agreement
Contractual Obligations
There have been no material changes to our contractual obligations as of June 30, 2026 from those disclosed in our Annual Report on Form 10-K. Refer to the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $59.7 million and $19.6 million as of June 30, 2026 and December 31, 2025, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.2 million and $403.3 million of outstanding debt as of June 30, 2026 and

December 31, 2025, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of June 30, 2026, for every 100 basis point increase in interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge fluctuations on a portion of our variable rate debt, which matured on February 28, 2026. As a result of this maturity, we now have unhedged floating rate exposure on our outstanding term loan balance, which increases our sensitivity to interest rate movements compared to prior periods when a portion of our debt was hedged. We may in the future use caps, collars, structured collars, or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the U.S. has announced and implemented additional tariffs on certain imports from China under multiple authorities. On February 20, 2026, the Supreme Court ruled that the President cannot use the International Emergency Economic Powers Act (IEEPA) to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, the President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit and expired by operation of law on July 24, 2026, absent extension by Congress. The legality of the Section 122 tariffs is itself the subject of ongoing litigation; on March 5, 2026, twenty-four states filed a lawsuit in the U.S. Court of International Trade challenging the President's authority to impose global tariffs under Section 122, and a separate legal challenge was filed by impacted businesses on March 9, 2026. On May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful. The court's injunction applied only to the specific plaintiffs, and the tariffs remained in effect for all other importers while the administration pursued an appeal until they expired by operation of law on July 24, 2026. In addition, the Office of the U.S. Trade Representative has initiated new Section 301 investigations targeting structural excess capacity in manufacturing sectors and forced labor practices. The forced labor investigations resulted in additional Section 301 tariffs of 10% or 12.5% on imports from 60 economies, subject to certain product exemptions, effective July 24, 2026, and the structural excess capacity investigations could result in additional country-specific tariffs similar in scope to those previously imposed under IEEPA. Section 301 tariffs on Chinese goods also remain in effect.
The U.S. also continues to maintain tariffs on steel, aluminum and copper, as well as increased tariffs and import restrictions on products imported from various other countries. These tariffs on aluminum, steel and copper include derivative tariffs that have impacted and will continue to impact a broad range of downstream products, which have and may continue to adversely impact our business.
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
On March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to liquidate or reliquidate affected entries without regard to IEEPA duties. U.S. Customs and Border Protection launched Phase 1 of its Consolidated Administration and Processing of Entries (CAPE) refund system on April 20, 2026, with refunds on accepted CAPE Declarations generally expected to be processed within 60 to 90 days. All requests will be reviewed by U.S. Customs and Border Protection to determine validity prior to the issuance of refunds, and the government has appealed the U.S. Court of International Trade refund order. Accordingly, the timing and ultimate amount of any refunds we receive remain uncertain.
In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is substantial uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. This uncertainty has been heightened by the February 2026 Supreme Court ruling invalidating IEEPA tariffs and the May 2026 U.S. Court of International Trade ruling striking down the Section 122 tariffs, which together have resulted in changes to the tariff structure and cast doubt on the administration's current legal authority to maintain broad-based global tariffs. The administration has stated that combining Section 122, Section 232, and Section 301 tariffs will result in virtually unchanged tariff revenue in 2026, signaling its intent to maintain similar tariff levels through alternative legal authorities. However, the Section 122 tariffs expired by operation of law on July 24, 2026, absent extension by Congress, and while USTR has finalized forced-labor-related Section 301 tariffs effective July 24, 2026, its structural excess capacity Section 301 investigations remain pending, creating additional uncertainty as to the tariff rates that will apply to our imports in the second half of 2026 and beyond. We cannot predict whether, and to what extent, U.S. trade policies will change in the future. A significant proportion of our products, including our grills, are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Approximately 80% of our grills are manufactured in China. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain downstream products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated March 17, 2026.	8-K	08/17/26	3.2

3.4	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Form of 2026 Cash- or Stock-Settled Restricted Stock Unit				*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: August 5, 2026
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2026
	By:	/s/ Michael J. Hord
	Name:	Michael J. Hord
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)