Form 10-Q
period 2026-09-30
Traeger, Inc.
filed 2026-11-05
CIK 1857853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2026, there were 2,804,287 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, general macroeconomic trends, industry and business trends, equity compensation, business strategy, plans, market growth, the anticipated benefits of Project Gravity, and the timing and completion thereof, the impact of U.S. trade policies, tariffs, antidumping and countervailing duty proceedings on our business, the expected timing and amount of any tariff refunds, our liquidity and capital resources, our ability to refinance or extend our indebtedness prior to its maturity and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, our ability to realize the anticipated benefits of our multi-step strategic optimization plan, Project Gravity, and the related reduction in force and operational centralization, our history of operating losses and ability to achieve or maintain profitability, our ability to manage our business through periods of strategic realignment, our ability to expand into additional markets, our ability to maintain and strengthen our brand to generate and maintain ongoing demand for our products, our ability to cost-effectively attract new customers and retain our existing customers, our failure to maintain product quality and product performance at an acceptable cost, U.S. trade policies, tariffs, antidumping and countervailing duty proceedings on our business, the impact of product liability and warranty claims and product recalls and greater than expected product returns, the highly competitive market in which we operate, the use of social media and community ambassadors, issues in relation to sustainability and corporate responsibility matters, both in relation to our own operations and the operations of our supply chain partners, our dependence on three major retailers, risks associated with our international operations, our reliance on a limited number of third-party manufacturers and problems with, or loss of, our suppliers or an inability to obtain raw materials and the other important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 6, 2026 (the “Annual Report on Form 10-K”), as updated by Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
ii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRAEGER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$67,814	$19,624
Accounts receivable, net	45,299	82,122
Inventories	79,482	98,831
Prepaid expenses and other current assets	12,290	14,272
Total current assets	204,885	214,849
Property, plant, and equipment, net	27,943	33,703
Operating lease right-of-use assets	35,351	38,201
Intangible assets, net	357,422	387,050
Other non-current assets	1,248	2,173
Total assets	$626,849	$675,976
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,673	$14,135
Accrued expenses	49,687	62,668
Current portion of notes payable	250	250
Current portion of operating lease liabilities	1,956	2,650
Other current liabilities	350	382
Total current liabilities	61,916	80,085
Notes payable, net of current portion	400,449	399,590
Operating leases liabilities, net of current portion	21,937	23,040
Deferred tax liability	412	1,861
Other non-current liabilities	2,121	552
Total liabilities	486,835	505,128
Commitments and contingencies—See Note 11
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized
Issued and outstanding shares - 2,802,459 and 2,741,312 as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	978,371	974,386
Accumulated deficit	(838,228)	(804,066)
Accumulated other comprehensive income (loss)	(129)	528
Total stockholders’ equity	140,014	170,848
Total liabilities and stockholders’ equity	$626,849	$675,976
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$74,682	$125,396	$288,911	$414,162
Cost of revenue	49,673	76,850	173,469	249,157
Gross profit	25,009	48,546	115,442	165,005
Operating expenses:
Sales and marketing	14,294	20,000	43,993	66,989
General and administrative	19,946	22,164	61,150	73,215
Amortization of intangible assets	8,813	8,813	26,438	26,447
Goodwill impairment	—	74,725	—	74,725
Restructuring and other costs	1,739	6,204	6,372	9,672
Total operating expense	44,792	131,906	137,953	251,048
Loss from operations	(19,783)	(83,360)	(22,511)	(86,043)
Other income (expense):
Interest expense	(7,904)	(7,815)	(23,787)	(23,799)
Other income, net	137	1,049	11,928	9,563
Total other expense	(7,767)	(6,766)	(11,859)	(14,236)
Loss before provision (benefit) for income taxes	(27,550)	(90,126)	(34,370)	(100,279)
Provision (benefit) for income taxes	977	(307)	(208)	(2,298)
Net loss	$(28,527)	$(89,819)	$(34,162)	$(97,981)
Net loss per share, basic and diluted	$(10.33)	$(33.46)	$(12.46)	$(37.03)
Weighted average common shares outstanding, basic and diluted	2,762,127	2,684,286	2,741,928	2,645,811
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5)	$49	$(107)	$(102)
Amortization of dedesignated cash flow hedge	—	(909)	(550)	(2,853)
Total other comprehensive loss	(5)	(860)	(657)	(2,955)
Comprehensive loss	$(28,532)	$(90,679)	$(34,819)	$(100,936)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2026 and 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	2,798,124	$—	$977,114	$(809,701)	$(124)	$167,289
Issuance of common stock under stock plan	5,937	—	—	—	—	—
Shares withheld related to net share settlement	(1,602)	—	(83)	—	—	(83)
Stock-based compensation	—	—	1,340	—	—	1,340
Net loss	—	—	—	(28,527)	—	(28,527)
Foreign currency translation adjustments	—	—	—	—	(5)	(5)
Balance at September 30, 2026	2,802,459	$—	$978,371	$(838,228)	$(129)	$140,014

Balance at June 30, 2025	2,717,477	$—	$969,051	$(697,047)	$2,241	$274,245
Issuance of common stock under stock plan	32,063	—	—	—	—	—
Shares withheld related to net share settlement	(11,315)	—	(762)	—	—	(762)
Stock-based compensation	—	—	3,331	—	—	3,331
Net loss	—	—	—	(89,819)	—	(89,819)
Foreign currency translation adjustments	—	—	—	—	49	49
Amortization of dedesignated cash flow hedge	—	—	—	—	(909)	(909)
Balance at September 30, 2025	2,738,225	$—	$971,620	$(786,866)	$1,381	$186,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2026 and 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	2,741,312	$—	$974,386	$(804,066)	$528	$170,848
Issuance of common stock under stock plan	75,026	—	—	—	—	—
Shares withheld related to net share settlement	(13,879)	—	(588)	—	—	(588)
Stock-based compensation	—	—	4,573	—	—	4,573
Net loss	—	—	—	(34,162)	—	(34,162)
Foreign currency translation adjustments	—	—	—	—	(107)	(107)
Amortization of dedesignated cash flow hedge	—	—	—	—	(550)	(550)
Balance at September 30, 2026	2,802,459	$—	$978,371	$(838,228)	$(129)	$140,014

Balance at December 31, 2024	2,613,032	$—	$960,979	$(688,885)	$4,336	$276,430
Issuance of common stock under stock plan	152,274	—	—	—	—	—
Shares withheld related to net share settlement	(27,081)	—	(1,835)	—	—	(1,835)
Stock-based compensation	—	—	12,476	—	—	12,476
Net loss	—	—	—	(97,981)	—	(97,981)
Foreign currency translation adjustments	—	—	—	—	(102)	(102)
Amortization of dedesignated cash flow hedge	—	—	—	—	(2,853)	(2,853)
Balance at September 30, 2025	2,738,225	$—	$971,620	$(786,866)	$1,381	$186,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,162)	$(97,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	7,752	9,363
Amortization of intangible assets	29,936	31,489
Amortization of deferred financing costs	1,587	1,474
Loss (gain) on disposal of property, plant, and equipment	155	(84)
Stock-based compensation expense	8,352	12,476
Unrealized loss on derivative contracts	1,185	3,550
Amortization of dedesignated cash flow hedge	(550)	(2,853)
Goodwill impairment	—	74,725
Other non-cash adjustments	158	1,214
Change in operating assets and liabilities:
Accounts receivable	36,729	4,649
Inventories	19,349	(7,259)
Prepaid expenses and other current assets	797	15,591
Other non-current assets	646	95
Accounts payable and accrued expenses	(17,095)	(41,440)
Net cash provided by operating activities	54,839	5,009
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,412)	(5,614)
Capitalization of patent costs	(308)	(357)
Proceeds from sale of property, plant, and equipment	143	108
Net cash used in investing activities	(5,577)	(5,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	47,000
Repayments of line of credit	—	(52,000)
Repayments of long-term debt	(188)	(188)
Payment of deferred financing costs	—	(820)
Principal payments of finance lease obligations	(296)	(418)
Taxes paid related to net share settlement of equity awards	(588)	(1,835)
Net cash used in financing activities	(1,072)	(8,261)
Net increase (decrease) in cash and cash equivalents	48,190	(9,115)
Cash and cash equivalents at beginning of period	19,624	14,981
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,814	$5,866
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

TRAEGER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

(Continued)	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,789	$25,324
Income taxes (received) paid, net of refunds	$(36)	$1,426
NON-CASH FINANCING AND INVESTING ACTIVITIES
Equipment purchased under finance leases	$346	$314
Property, plant, and equipment included in accounts payable and accrued expenses	$3	$928
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
The consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026 (the “Annual Report on Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for any other interim period or for the year ended December 31, 2026.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026, as compared with those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 6, 2026.
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
2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates – The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and the assumptions made by management that present the greatest amount of estimation uncertainty include customer credits and returns, obsolete inventory reserves, valuation of cash- or stock-settled restricted stock units, valuation and impairment of intangible assets and reserves for warranty. Actual results could differ from these estimates.
Concentrations – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash in banks, trade accounts receivable, foreign currency contracts, and business activity with certain third-party contract manufacturers of the Company’s products. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not generally required in the Company’s sales transactions. Two customers (each a large U.S. retailer) that accounted for a significant portion of net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	27%	32%	27%	28%
Customer B	14%	16%	17%	15%
Concentrations of credit risk exist to the extent credit terms are extended with four customers that account for a significant portion of the Company’s trade accounts receivables. As of September 30, 2026, there were four customers A, B, C and D that accounted for 33%, 15%, 9%, and 10% of the Company's trade accounts receivables as compared to 38%, 15%, 16%, and 0% as of December 31, 2025, respectively. A disruption to a business that would impact its ability to meet its financial obligations on the part of any one of these four customers could result in a material amount of exposure to the Company. No other single customer accounted for greater than 10% of trade accounts receivable as of September 30, 2026 or December 31, 2025. Additionally, no other single customer accounted for greater than 10% of the Company’s net sales for the three and nine months ended September 30, 2026 and 2025, respectively.
The Company’s international sales to dealers and distributors located in the European Union, the United Kingdom and Canada are denominated in Euros, British Pounds and Canadian Dollars, respectively.
The Company relies on a limited number of suppliers located in China, Taiwan, and Vietnam for the contract manufacturing of its grills and accessories. The majority of the Company’s purchases from these suppliers are denominated in Chinese yuan renminbi. A significant disruption in the operations of certain of these manufacturers, or in the transportation of parts and accessories would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Goodwill – Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the three months ended September 30, 2025, the Company performed a quantitative impairment test and determined that the carrying value of the reporting unit was in excess of its fair value and recorded a non-cash impairment charge of $74.7 million for the three and nine months ended September 30, 2025, which fully impaired the Company’s goodwill. The Company had no goodwill as of September 30, 2026 or December 31, 2025. For details associated with the Company’s interim goodwill impairment, see Note 7 – Goodwill.
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
In 2023, the Company submitted claims to the Internal Revenue Service (“IRS”) for the ERTC. In accordance with IAS 20, the Company will recognize the claimed amounts once it has obtained reasonable assurance of receipt, defined as the point at which the claims have been accepted by the IRS and the corresponding cash payments have been received. For the three months ended September 30, 2026, the Company recorded no receipts, compared to $1.0 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company recorded total receipts of $11.6 million and $6.0 million, respectively. These amounts were recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
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

3 – REVENUE
The following tables disaggregate revenue by product category, geography, and sales channel for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by product category	2026	2025	2026	2025
Grills	$39,729	$76,569	$148,686	$237,437
Consumables	19,447	25,296	78,348	91,941
Accessories	15,506	23,531	61,877	84,784
Total revenue	$74,682	$125,396	$288,911	$414,162

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by geography	2026	2025	2026	2025
North America	$66,908	$115,127	$263,509	$382,006
Rest of world	7,774	10,269	25,402	32,156
Total revenue	$74,682	$125,396	$288,911	$414,162

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by sales channel	2026	2025	2026	2025
Retail	$66,613	$107,007	$264,751	$358,244
Direct to consumer	8,069	18,389	24,160	55,918
Total revenue	$74,682	$125,396	$288,911	$414,162
4 – ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$63,039	$98,096
Allowance for expected credit losses	(367)	(434)
Sales reserves, discounts and allowances	(17,373)	(15,540)
Total accounts receivable, net	$45,299	$82,122
5 – INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$3,834	$2,393
Work in process	5,727	4,395
Finished goods	69,921	92,043
Inventories	$79,482	$98,831
6 – ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrual for inventories in-transit	$3,137	$4,292
Warranty accrual	5,258	5,975
Accrued compensation and bonus	12,089	12,854
Other	29,203	39,547
Accrued expenses	$49,687	$62,668
The changes in the Company’s warranty accrual, included in accrued expenses on the accompanying condensed consolidated balance sheets, were as follows for the fiscal periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warranty accrual, beginning of period	$5,737	$6,396	$5,975	$6,239
Warranty claims	(1,382)	(1,473)	(4,016)	(3,558)
Warranty costs accrued	903	1,695	3,299	3,937
Warranty accrual, end of period	$5,258	$6,618	$5,258	$6,618
7 – GOODWILL
In connection with the preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2025, the Company conducted additional testing of its goodwill and long-lived assets. As a result of this review, the Company concluded there were no events or changes in circumstances which indicated that the carrying value of the long-lived assets may not be recoverable. However, the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that due to a sustained decrease of the Company’s stock price, a triggering event had occurred and therefore the Company performed a quantitative impairment test.
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
As a result of the interim quantitative impairment assessment, the carrying value of the single reporting unit exceeded its fair value after consideration of a control premium, and the Company recorded $74.7 million non-cash goodwill impairment for the three and nine months ended September 30, 2025. The Company had no goodwill as of September 30, 2026 or December 31, 2025.
8 – DERIVATIVES
Interest Rate Swap
On February 25, 2022, the Company entered into a floating-to-fixed interest rate swap agreement to hedge or otherwise protect against fluctuations on a portion of the Company’s variable rate debt. The agreement provided for a notional amount of $379.2 million, fixed rate of 2.08% and a maturity date of February 28, 2026. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable monthly interest rates on $379.2 million of the term loan portion under the First Lien Term Loan Facility (as defined below). The Company assessed hedge effectiveness at the time of entering into the agreement, utilizing a regression analysis, and determined the hedge was expected to be highly effective.
In January 2023, the Company dedesignated its hedging relationship. At the time of dedesignation the total amount recorded in accumulated other comprehensive income (loss) was $21.3 million and as of February 28, 2026, this amount was fully amortized into earnings as a reduction of interest expense over the term of the previously hedged interest payments.
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
The Company had outstanding foreign currency contracts as of September 30, 2026 and December 31, 2025. The Company did not elect hedge accounting for any of these contracts. The fair market value of the contracts in an asset position are offset by the fair market value of the contracts in a liability position to reach a net position. For periods where the net position is an asset balance, the balance is recorded within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets and for periods where the net position is a liability balance, the balance is recorded within other current liabilities in the accompanying condensed consolidated balance sheets. Changes in the net fair value of contracts are recorded within other income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.
The gross and net balances from foreign currency contract positions were as follows (in thousands):

	September 30, 2026	December 31, 2025
Gross Asset Fair Value	$73	$210
Gross Liability Fair Value	—	—
Net Fair Value	$73	$210
Gains (losses) from foreign currency contracts were recorded in other income, net within the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain (loss)	$117	$(247)	$476	$(2,367)
Unrealized gain (loss)	(95)	77	(137)	2,693
Total gain (loss)	$22	$(170)	$339	$326
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
•Level 3: Significant inputs to the valuation model are unobservable.
The following table presents information about the fair value measurement of the Company’s financial instruments (in thousands):

Financial Instruments Recorded at Fair Value on a Recurring Basis:	Fair Value Measurement Level	As of September 30, 2026	As of December 31, 2025
Assets:
Derivative assets—foreign currency contracts (1)	2	$73	$210
Derivative assets—interest rate swap contract (1)	2	—	1,047
Total assets		$73	$1,257
(1)Included within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Transfers of assets and liabilities among Level 1, Level 2 and Level 3 are recorded as of the actual date of the events or change in circumstances that caused the transfer. As of September 30, 2026 and December 31, 2025, there were no transfers between levels of the fair value hierarchy of the Company’s assets or liabilities measured at fair value.
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
Certain assets measured at fair value on a non-recurring basis are subject to fair value adjustments only in certain circumstances. These assets can include goodwill that is written down to fair value when it is impaired, which uses Level 3 inputs. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. As of September 30, 2025, the Company determined that the carrying value of goodwill was in excess of its fair value after consideration of a control premium and recorded a non-cash impairment charge of $74.7 million for the three and nine months ended September 30, 2025. The Company had no goodwill as of September 30, 2026 or December 31, 2025. For details associated with the Company's interim goodwill impairment, see Note 7 – Goodwill.
The following financial instruments are recorded at their carrying amount (in thousands):

	As of September 30, 2026		As of December 31, 2025
Financial Instruments Recorded at Carrying Amount:	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Liabilities:
Debt—First Lien Term Loan Facility (1)	$403,138	$385,501	$403,325	$377,613
Total liabilities	$403,138	$385,501	$403,325	$377,613
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
The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on the Company’s Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of September 30, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.1 million and $403.3 million, respectively.
On August 5, 2025, the Company amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche which expired on June 29, 2026 and an $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on the Company's First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of September 30, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Extended Revolving Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit the Company's ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if the Company’s utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, the Company has agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of September 30, 2026, the Company was in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, the Company entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, the Company is required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). The Company was in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, the Company had no outstanding loan amounts under the Receivables Financing Agreement.
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
In April 2026, U.S. Customs and Border Protection (“U.S. Customs”) issued the Company a proposed Notice of Action asserting that certain drip tray and bucket liners sourced from China are subject to antidumping and countervailing duty orders.

The Company has responded to this proposed Notice of Action and has initiated formal proceedings before the U.S. Department of Commerce to seek a scope ruling on the applicable orders. The Company establishes accruals when a particular contingency is probable and reasonably estimable. As of September 30, 2026, the Company has not recorded an accrual because management concluded that a loss is not probable and the amount, or range of amounts, is not reasonably estimable.
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
In 2026, the Company granted time-based restricted stock units to certain employees that may be settled in cash or shares at the discretion of the Company's Board of Directors or the Compensation Committee (“Cash- or Stock-Settled RSUs”). The Cash- or Stock-Settled RSUs vest over a three-year period, with one-third of the awards vesting on the first, second and third anniversaries of the vesting commencement date subject to continued employment with the Company and its affiliates. The value of a vesting tranche on any given vesting date is subject to a pre-determined per-share settlement cap and floor. If the fair market value of a share at time of vesting is greater than the per-share cap, the Company will make no incremental payment in excess of the cap and the amount paid to the employee will be equal to the cap value. If the fair market value of a share at time of vesting is less than the per-share floor, then the Company will make an additional payment such that the value of the vesting share and the additional payment is equal to the per-share floor. As of September 30, 2026, the Company intends to settle these awards in cash and, accordingly, has classified them as liability awards under ASC 718.
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
A summary of the RSU and RSA activity during the nine months ended September 30, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	176,734	$104.22
Granted	8,898	58.69
Vested	(78,010)	112.95
Forfeited	(19,004)	116.94
Outstanding at September 30, 2026	88,618	$89.24

As of September 30, 2026, the Company had $4.2 million of unrecognized stock-based compensation expense related to unvested RSUs and RSAs that is expected to be recognized over a weighted-average period of 1.43 years.
A summary of the PSU and Performance Share activity during the nine months ended September 30, 2026 was as follows:

	Number of Units and Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	85,898	$48.73
Granted	—	—
Vested	(841)	116.50
Forfeited	—	—
Outstanding at September 30, 2026	85,057	$48.06
As of September 30, 2026, the Company had $1.8 million of unrecognized stock-based compensation expense related to unvested PSUs and Performance Shares that are expected to be recognized over a weighted-average period of 1.57 years.
A summary of the Cash- or Stock-Settled RSU liability award activity during the nine months ended September 30, 2026 was as follows:

	Number of Liability Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	326,363	34.41
Vested	—	—
Forfeited	(6,138)	34.41
Outstanding at September 30, 2026	320,225	$34.41
As of September 30, 2026, the Company had $8.9 million of unrecognized stock-based compensation expense related to unvested Cash- or Stock-Settled RSUs that are expected to be recognized over a weighted-average period of 2.58 years. As of September 30, 2026, the Company recorded $2.3 million and $1.5 million of current and non-current Cash- or Stock-Settled RSU liabilities within accrued expenses and other non-current liabilities, respectively, in the accompanying condensed consolidated balance sheets.
The Company's stock-based compensation was classified as follows in the accompanying condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$—	$13	$12	$39
Sales and marketing	492	541	1,331	1,457
General and administrative	2,578	2,777	7,009	10,980
Total stock-based compensation	$3,070	$3,331	$8,352	$12,476
13 – INCOME TAXES
For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision and benefit of $1.0 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax benefits of $0.2 million and $2.3 million, respectively.
The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all the deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, loss carryback and tax planning strategies. Generally, more weight is given to objectively verifiable evidence, such as the cumulative loss in recent years, as a significant piece of negative evidence to overcome. As of September 30, 2026, the Company's U.S. operations have resulted in losses, and as such, the Company maintains a valuation allowance against substantially all its U.S. deferred tax assets.

14 – RELATED PARTY TRANSACTIONS
The Company outsources a portion of its customer service and support through a third party who is an affiliate of the Company through common ownership. For the three months ended September 30, 2026 and 2025, the Company recorded expenses associated with such services of $0.9 million and $0.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded expenses associated with such services of $2.4 million and $2.9 million, respectively. Amounts payable to the third party as of September 30, 2026 and December 31, 2025 were $0.5 million and $0.7 million, respectively.
15 – NET LOSS PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is calculated by adjusting weighted average shares outstanding for the dilutive effect of potential common shares, determined using the treasury-stock method. For purposes of the diluted EPS calculation, restricted stock units, restricted stock awards, performance stock units, and performance shares are considered to be potential common shares.
The following table sets forth the computation of the Company’s basic and diluted EPS attributable to common stockholders for the fiscal periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(28,527)	$(89,819)	$(34,162)	$(97,981)

Weighted-average common shares outstanding—basic	2,762,127	2,684,286	2,741,928	2,645,811
Effect of dilutive securities:
Restricted stock units, restricted stock awards, performance stock units and performance shares	—	—	—	—
Weighted-average common shares outstanding—diluted	2,762,127	2,684,286	2,741,928	2,645,811

Loss per share
Basic and diluted	$(10.33)	$(33.46)	$(12.46)	$(37.03)
The following table includes the number of units and shares that may be dilutive common shares in the future, and were not included in the computation of diluted earnings (loss) per share because the effect was anti-dilutive for the fiscal periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units, restricted stock awards, performance stock units and performance shares	158,002	267,867	158,002	267,867
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
As a result of these initiatives, the Company recorded restructuring and other costs of $1.7 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.4 million and $9.7 million for the nine months ended September 30, 2026 and 2025, respectively. These costs were primarily related to consulting fees and severance and other personnel costs recorded within restructuring and other costs in the accompanying condensed consolidated statements of operations and comprehensive loss. Project Gravity, in its entirety, is expected to be substantially completed by the end of fiscal year 2026. All restructuring charges recognized to date have been substantially settled in cash and the Company does not currently anticipate significant non-cash charges associated with Project Gravity.
The following table presents a roll-forward of restructuring-related liabilities recorded within accrued expenses in the accompanying condensed consolidated balance sheets (in thousands):

	Consulting Fees	Severance and Other Personnel Costs	Supplier Settlement Costs	Total
Balance at December 31, 2025	$2,185	$3,624	$629	$6,438
Charges incurred	4,337	1,312	—	5,649
Cash payments	(5,843)	(4,308)	—	(10,151)
Balance at September 30, 2026	$679	$628	$629	$1,936
17 – SEGMENT INFORMATION
The Company operates as one operating and reportable segment. The Company’s one operating segment derives revenues from customers through the design, sourcing, sales, and support of wood pellet fueled barbecue grills, the pellets used to fire the grills as well as rubs, spices, sauces, and grill accessories. The operational structure, including sales, research, product design, operations, marketing, and administrative functions, is focused on the entire product suite rather than individual product categories, channels, and geographies. The accounting policies of the Company’s one operating segment are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker (“CODM”), the CEO, regularly reviews segment assets and liabilities on the consolidated balance sheets as total consolidated assets. The CODM assesses performance for the Company’s one operating segment and decides how to allocate resources based on consolidated revenue, gross margin (gross profit divided by revenue), demand creation costs, and net loss, by comparing actual results to historical results and previously forecasted financial information. As there is a single operating segment, the Company does not have intra-entity sales or transfers that impact the condensed consolidated financials.
The following table presents segment information for revenue, segment profit (loss), and significant expenses with respect to the Company’s single reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$74,682	$125,396	$288,911	$414,162
Cost of revenue	49,673	76,850	173,469	249,157
Gross profit	25,009	48,546	115,442	165,005

Demand creation (1)	4,175	5,459	14,261	20,024
Other operating expenses (2)	38,878	45,518	117,320	146,627
Other segment items (3)	10,483	87,388	18,023	96,335
Net loss	$(28,527)	$(89,819)	$(34,162)	$(97,981)
(1)Represents expenses directly associated with building brand awareness and driving consumer demand for the Company’s products, which primarily include advertising, promotional campaigns, sponsorships, digital and social media initiatives, and other marketing activities designed to enhance consumer engagement, expand market reach, and strengthen the brand's market presence. Demand creation costs are recorded within sales and marketing in the accompanying condensed consolidated statements of operations and comprehensive loss.
(2)Represents total operating expenses, excluding demand creation, goodwill impairment and restructuring and other costs, as presented in the accompanying condensed consolidated statements of operations and comprehensive loss. These expenses primarily include employee-related costs such as salaries, wages, benefits and stock-based compensation, as well as amortization of intangible assets, research and development costs, external professional service fees, and depreciation expense.
(3)Represents consolidated goodwill impairment, restructuring and other costs, interest expense, other income, net, and provision (benefit) for income taxes as presented in the accompanying condensed consolidated statements of operations and comprehensive loss.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report on Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”), on March 6, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. As a result of many important factors, such as those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, and under “Cautionary Note Regarding Forward-Looking Statements,” our actual results may differ materially from those anticipated in these forward-looking statements. For convenience of presentation, some of the numbers have been rounded in the text below.
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
Taken together, these Phase 1 and Phase 2 actions are expected to deliver approximately $58 million of annualized run-rate savings. We have also identified additional value capture opportunities within Phase 2 around SKU rationalization and pricing – including exiting lower-margin SKUs and simplifying our product architecture – which are expected to drive an incremental $6 million to $12 million of run-rate value, with the majority of that benefit realized in fiscal years 2027 and 2028. In total, Project Gravity is expected to deliver approximately $64 million to $70 million of run-rate savings. We realized approximately $20 million of Project Gravity savings in fiscal year 2025 and estimate that we will realize approximately $30 million of savings in fiscal year 2026, with the remaining benefits expected to be realized in fiscal year 2027 and thereafter.
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
Our revenue decreased by 40.4% and 30.2% for the three and nine months ended September 30, 2026, respectively, as compared to the three and nine months ended September 30, 2025, respectively, and was $74.7 million and $288.9 million for the three and nine months ended September 30, 2026, respectively, down from $125.4 million and $414.2 million for the three and nine months ended September 30, 2025, respectively. We recorded a net loss of $28.5 million and $34.2 million for the three and nine months ended September 30, 2026, respectively, compared to a net loss of $89.8 million and $98.0 million for the three and nine months ended September 30, 2025, respectively.
Key Factors Affecting Our Financial Condition and Results of Operations
We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those below and in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K.
Macroeconomic Conditions
Continuing global economic uncertainty, terrorism and conflicts, political conditions, and fiscal challenges in the United States and abroad could result in adverse macroeconomic conditions, including inflation, slower growth, or recession. We believe there is significant uncertainty regarding how macroeconomic conditions, including as a result of tariffs, sustained high levels of inflation and higher interest rates, will impact consumer demand for durable goods. These conditions have negatively impacted consumer discretionary spending behavior, and contributed to a decline in our revenue for the three and nine months ended September 30, 2026.
Since the beginning of 2025, President Trump implemented and/or reinstated tariffs and import restrictions on products from various countries. In early 2025, the U.S. imposed tariffs on certain Chinese goods and “reciprocal” tariffs under the International Emergency Economic Powers Act (“IEEPA”) that escalated to as high as 125%. The U.S. also increased Section 232 tariffs on steel and aluminum to 50% in June 2025 and significantly expanded coverage to derivative products in August 2025. On April 2, 2026, President Trump signed a new Section 232 proclamation restructuring the metals tariffs so that the 50% rate applies to the full customs value of certain imported steel, aluminum, and copper products (rather than only the metal content), with certain derivative products subject to a 25% tariff on the full customs value and certain other derivative products subject to lower or no Section 232 tariffs. In November 2025, the U.S. and China reached an agreement that reduced certain tariffs on Chinese goods to 10%, with the agreement in effect through November 10, 2026, which the U.S. Treasury Secretary has announced will be extended to January 10, 2027. However, on February 20, 2026, the Supreme Court ruled that the President cannot use IEEPA to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, President Trump signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit and expired by operation of law on July 24, 2026, and were not extended by Congress. Multiple legal challenges to the Section 122 tariffs have been filed, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applied only to the named plaintiffs, and the tariffs remained in effect for all other importers pending appeal until they expired by operation of law on July 24, 2026. On March 11 and March 12, 2026, the Office of the U.S. Trade

Representative formally launched new Section 301 investigations into trading partners' unfair practices, which could result in additional tariffs. On July 23, 2026, the Office of the U.S. Trade Representative announced final action in the forced labor Section 301 investigations, imposing additional tariffs of 10% or 12.5% on imports from 60 economies, subject to certain product exemptions, effective July 24, 2026. The structural excess capacity Section 301 investigations remain pending, creating uncertainty as to the tariff rates that will apply to our imports for the remainder of 2026 and beyond. On March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs to liquidate or reliquidate affected entries without regard to IEEPA duties. U.S. Customs and Border Protection (“U.S. Customs”) launched Phase 1 of its Consolidated Administration and Processing of Entries refund system on April 20, 2026, with refunds on accepted CAPE Declarations expected to be processed within 60 to 90 days. All requests will be reviewed by U.S. Customs to determine validity prior to the issuance of refunds and the government has appealed the U.S. Court of International Trade refund order.
During the three months ended March 31, 2026, we recognized a loss recovery of $15.6 million related to expected tariff refunds submitted and accepted by U.S. Customs, which was recorded within prepaid expenses and other current assets. Of this amount, $12.4 million was recorded within cost of revenue and the remaining $3.2 million within inventory. As of September 30, 2026, we received $16.2 million of cash in connection with these refund requests, including $0.6 million of interest recorded within other income, net. As of September 30, 2026, the Company had submitted all refund requests for eligible IEEPA tariffs paid and has $0.3 million of refund requests outstanding and recorded within prepaid expenses and other current assets. Because the government has appealed the refund order, refunds received could be subject to repayment if the order is reversed. Accordingly, no liability has been recorded, as a liability would not be recognized unless and until the government's appeal is upheld by the courts. The ultimate timing of additional refund requests and cash receipts remains uncertain and subject to further legal and regulatory developments.
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
We calculate gross margin as gross profit divided by revenue. Gross margin on sales through our direct import program with certain retail partners is generally higher than that of our core retail channels. If our direct import program grows or its sales outpace those of our core retail channels, and if we are able to realize greater economies of scale and freight cost savings, we would expect a favorable impact to overall gross margin over time. Additionally, gross margin for sales of certain of our products is higher than for others. If revenue from sales of wood pellets increased as a percentage of total revenue, we would expect to see an increase in overall gross margin. These potentially favorable gross margin impacts may not be realized, or may be offset by other unfavorable gross margin factors. Additionally, any new products that we develop, or external factors beyond our control, such as duties and tariffs and costs of doing business in certain geographies, may also impact gross margin. For example, the evolving U.S. tariff regime—including the expiration on July 24, 2026 of the temporary 10% global tariff imposed under Section 122 of the Trade Act of 1974 and related litigation over amounts collected while it was in effect, increased and modified Section 232 tariffs on steel, aluminum, copper and derivative products, existing Section 301 tariffs on Chinese goods, new forced-labor-related Section 301 tariffs on covered imports from 60 economies effective July 24, 2026, and potential additional Section 301 tariffs arising from the still-developing excess-capacity investigations launched in March 2026—could impact our gross margin, as could any retaliatory tariffs or other trade measures imposed by other nations. For more information on risks to our business related to tariffs, please see Part II, Item 1A. “United States trade policies, tariffs, antidumping and countervailing duty proceedings, and related uncertainties may have a material adverse effect on our business” included in this Quarterly Report on Form 10-Q.
Sales and Marketing
Sales and marketing expenses consist primarily of the costs associated with advertising and marketing of our products and employee-related expenses, including salaries, benefits, and stock-based compensation expense, as well as sales incentives and professional services. These costs can include print, internet and television advertising, travel-related expenses, direct customer acquisition costs, costs related to conferences and events, and broker commissions. We anticipate that sales and marketing expense as a percentage of revenue will fluctuate from period to period based on revenue for such period and the timing of the expansion of our sales and marketing functions, as these activities may vary in scope and scale over future periods.
General and Administrative
General and administrative expenses consist primarily of employee-related expenses and facilities for our executive, finance, accounting, legal, human resources, information technology and other administrative functions. General and administrative expense also includes fees for professional services, such as external legal, accounting, and information and technology services, and insurance.
In addition, general and administrative expense includes research and development expenses incurred to develop and improve our future products and processes, which primarily consist of employee and facilities-related expenses, including salaries, benefits and stock-based compensation expense, as well as fees for professional services, costs related to prototype tooling and materials, and software platform costs. Research and development expense was $2.6 million and $3.1 million for the three months ended September 30, 2026, and 2025, respectively, and $8.1 million and $9.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Goodwill Impairment
Goodwill represents the excess of consideration transferred over the fair value of tangible and identifiable intangible net assets acquired and the liabilities assumed in a business combination. Goodwill is not amortized, but is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the three months ended September 30, 2025, the Company performed a quantitative impairment test and determined that the carrying value of the reporting unit was in excess of its fair value and recorded a non-cash impairment charge of $74.7 million for the three and nine months ended September 30, 2025, which fully impaired the Company’s goodwill. The Company had no goodwill as of September 30, 2026 or December 31, 2025. For details associated with the Company’s interim goodwill impairment, see Note 7 – Goodwill to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As a result of these initiatives, we have recorded expenses primarily related to consulting fees and severance and other personnel costs, within restructuring and other costs in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025.
Total Other Expense
Total other expense consists of interest expense and other income, net. Interest expense includes interest and other fees associated with our Credit Facilities, Receivables Financing Agreement (each as defined below) the amortization of amounts recorded within accumulated other comprehensive income (loss) prior to the dedesignation of the interest rate swap derivative contract as a cash flow hedge. Other income, net consists of the benefit recognized associated with the employee retention tax credit, any unrealized gains (losses) from our interest rate swap derivative contract subsequent to the dedesignation of the swap contract from a cash flow hedge, interest income, foreign currency realized and unrealized gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar and from the foreign currency contracts that we use to manage our exposure to foreign currency exchange rate risk related to our purchases and international operations.

Results of Operations
The following tables summarize key components of our unaudited results of operations for the periods presented (dollars in thousands). The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	%	2026	2025	Amount	%
Revenue	$74,682	$125,396	$(50,714)	(40.4)%	$288,911	$414,162	$(125,251)	(30.2)%
Cost of revenue	49,673	76,850	(27,177)	(35.4)%	173,469	249,157	(75,688)	(30.4)%
Gross profit	25,009	48,546	(23,537)	(48.5)%	115,442	165,005	(49,563)	(30.0)%
Operating expenses:
Sales and marketing	14,294	20,000	(5,706)	(28.5)%	43,993	66,989	(22,996)	(34.3)%
General and administrative	19,946	22,164	(2,218)	(10.0)%	61,150	73,215	(12,065)	(16.5)%
Amortization of intangible assets	8,813	8,813	—	—%	26,438	26,447	(9)	—%
Goodwill impairment	—	74,725	(74,725)	*	—	74,725	(74,725)	*
Restructuring and other costs	1,739	6,204	(4,465)	(72.0)%	6,372	9,672	(3,300)	(34.1)%
Total operating expense	44,792	131,906	(87,114)	(66.0)%	137,953	251,048	(113,095)	(45.0)%
Loss from operations	(19,783)	(83,360)	(63,577)	(76.3)%	(22,511)	(86,043)	(63,532)	(73.8)%
Other income (expense):
Interest expense	(7,904)	(7,815)	89	1.1%	(23,787)	(23,799)	(12)	(0.1)%
Other income, net	137	1,049	(912)	(86.9)%	11,928	9,563	2,365	24.7%
Total other expense	(7,767)	(6,766)	1,001	14.8%	(11,859)	(14,236)	(2,377)	(16.7)%
Loss before provision (benefit) for income taxes	(27,550)	(90,126)	(62,576)	(69.4)%	(34,370)	(100,279)	(65,909)	(65.7)%
Provision (benefit) for income taxes	977	(307)	1,284	418.2%	(208)	(2,298)	(2,090)	(90.9)%
Net loss	$(28,527)	$(89,819)	$(61,292)	(68.2)%	$(34,162)	$(97,981)	$(63,819)	(65.1)%
* Not meaningful

Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue:
Grills	$39,729	$76,569	$(36,840)	(48.1)%
Consumables	19,447	25,296	(5,849)	(23.1)%
Accessories	15,506	23,531	(8,025)	(34.1)%
Total Revenue	$74,682	$125,396	$(50,714)	(40.4)%
Revenue decreased by $50.7 million, or 40.4%, to $74.7 million for the three months ended September 30, 2026 compared to $125.4 million for the three months ended September 30, 2025. The decrease was driven primarily by lower sales from grills, accessories, and consumables.
Revenue from our grills decreased by $36.8 million, or 48.1%, to $39.7 million for the three months ended September 30, 2026 compared to $76.6 million for the three months ended September 30, 2025. The decrease was primarily driven by a reduction in average selling price in excess of 30% and a decrease in unit volume in excess of 20%. The decrease in average selling price was primarily due to the current year launches of lower-priced offerings compared to higher-priced launches in the prior year period, and channel and product line optimization actions taken under Project Gravity. The decrease in unit volume was primarily attributable to comparisons against elevated retailer purchases in the third quarter of last year, as well as product and channel actions under Project Gravity.
Revenue from our consumables decreased by $5.8 million, or 23.1%, to $19.4 million for the three months ended September 30, 2026 compared to $25.3 million for the three months ended September 30, 2025. The decrease was primarily driven by declines in wood pellet and food consumables sales, each is in excess of 20%. The decrease in wood pellet sales was primarily driven by a reduction in unit volume in excess of 20% due to seasonal ordering shifts and changes in retail channel dynamics. The decrease in food consumable sales was primarily attributable to lower unit volume in excess of 20%, reflecting prior year channel expansion load-in.
Revenue from our accessories decreased by $8.0 million, or 34.1%, to $15.5 million for the three months ended September 30, 2026 compared to $23.5 million for the three months ended September 30, 2025. The decrease was driven primarily by lower sales of MEATER smart thermometers due to continued competitive pressure, as well as a mid-double digit decrease in unit volumes of Traeger branded accessories.
Gross Profit

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Gross profit	$25,009	$48,546	$(23,537)	(48.5)%
Gross margin (Gross profit as a percentage of revenue)	33.5%	38.7%
Gross profit decreased by $23.5 million, or 48.5%, to $25.0 million for the three months ended September 30, 2026 compared to $48.5 million for the three months ended September 30, 2025. Gross margin decreased to 33.5% for the three months ended September 30, 2026 from 38.7% for the three months ended September 30, 2025. The decrease in gross margin was driven primarily by the timing of trade spend, deleverage of fixed warehousing expenses on lower revenue, and continued margin pressure in our MEATER business, partially offset by an IEEPA tariff refund benefit.
Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$14,294	$20,000	$(5,706)	(28.5)%
As a percentage of revenue	19.1%	15.9%
Sales and marketing expense decreased by $5.7 million, or 28.5%, to $14.3 million for the three months ended September 30, 2026 compared to $20.0 million for the three months ended September 30, 2025. The decrease was primarily driven by lower employee-related costs and reduced demand creation spend, reflecting cost reduction actions associated with Project Gravity. As a percentage of revenue, sales and marketing expense increased to 19.1% for the three months ended September 30, 2026 from 15.9% for the three months ended September 30, 2025, as the decline in revenue outpaced the reduction in sales and marketing expense.
General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$19,946	$22,164	$(2,218)	(10.0)%
As a percentage of revenue	26.7%	17.7%
General and administrative expense decreased by $2.2 million, or 10.0%, to $19.9 million for the three months ended September 30, 2026 compared to $22.2 million for the three months ended September 30, 2025. The decrease was primarily driven by lower employee-related costs, reflecting cost reduction actions associated with Project Gravity. As a percentage of revenue, general and administrative expense increased to 26.7% for the three months ended September 30, 2026 from 17.7% for the three months ended September 30, 2025, as the decline in revenue outpaced the reduction in general and administrative expense.
Goodwill Impairment

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Goodwill impairment	$—	$74,725	$(74,725)	*
As a percentage of revenue	—%	59.6%
* Not meaningful
We recorded no goodwill impairment for the three months ended September 30, 2026 compared to $74.7 million of non-cash goodwill impairment for the three months ended September 30, 2025. The impairment was primarily driven by a sustained decrease of our prior year stock price and market capitalization, resulting in our reporting unit's carrying amount exceeding its fair value.
Restructuring and Other Costs

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Restructuring and other costs	$1,739	$6,204	$(4,465)	(72.0)%
As a percentage of revenue	2.3%	4.9%
Restructuring and other costs decreased by $4.5 million, or 72.0%, to $1.7 million for the three months ended September 30, 2026 compared to $6.2 million for the three months ended September 30, 2025. The decrease in restructuring and other costs was primarily driven by reduced consulting fees, as well as lower severance and other personnel costs.

Total Other Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest expense	$(7,904)	$(7,815)	$89	1.1%
Other income, net	137	1,049	(912)	(86.9)%
Total other expense	$(7,767)	$(6,766)	$1,001	14.8%
As a percentage of revenue	(10.4)%	(5.4)%
Total other expense increased by $1.0 million, or 14.8%, to $7.8 million for the three months ended September 30, 2026 compared to $6.8 million for the three months ended September 30, 2025. This increase was primarily related to the benefit recognized in the comparable prior year period associated with the employee retention tax credit.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Revenue:
Grills	$148,686	$237,437	$(88,751)	(37.4)%
Consumables	78,348	91,941	(13,593)	(14.8)%
Accessories	61,877	84,784	(22,907)	(27.0)%
Total Revenue	$288,911	$414,162	$(125,251)	(30.2)%
Revenue decreased by $125.3 million, or 30.2%, to $288.9 million for the nine months ended September 30, 2026 compared to $414.2 million for the nine months ended September 30, 2025. The decrease was driven primarily by lower sales from grills, accessories, and consumables.
Revenue from our grills decreased by $88.8 million, or 37.4%, to $148.7 million for the nine months ended September 30, 2026 compared to $237.4 million for the nine months ended September 30, 2025. The decrease was primarily driven by a reduction in unit volume and average selling price, each is in excess of 20%. The reduction in unit volume was driven by the prior year launch of the Woodridge series of grills, channel and product line optimization actions taken in connection with Project Gravity in the current year, and prior year elevated retail orders placed in response to tariff uncertainty. The decrease in average selling price was primarily driven by mix shift toward lower-priced grills and a higher mix of direct import sales.
Revenue from our consumables decreased by $13.6 million, or 14.8%, to $78.3 million for the nine months ended September 30, 2026 compared to $91.9 million for the nine months ended September 30, 2025. The decrease was driven by a low-double digit decrease in wood pellet sales and a reduction in food consumables sales in excess of 20%. The decrease in wood pellet sales was primarily driven by a high-single digit decrease in unit volume and mid-single digit decline in average selling price, primarily due to channel optimization actions taken in connection with Project Gravity. The reduction in food consumables sales was primarily due to lower unit volume, reflecting prior year channel expansion load-in.
Revenue from our accessories decreased by $22.9 million, or 27.0%, to $61.9 million for the nine months ended September 30, 2026 compared to $84.8 million for the nine months ended September 30, 2025. The decrease was driven primarily by lower sales of MEATER smart thermometers due to continued competitive pressure and a decrease in Traeger branded accessories, primarily driven by a low-double digit decrease in unit volumes and a low-single digit decrease in average selling price.
Gross Profit

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Gross profit	$115,442	$165,005	$(49,563)	(30.0)%
Gross margin (Gross profit as a percentage of revenue)	40.0%	39.8%
Gross profit decreased by $49.6 million, or 30.0%, to $115.4 million for the nine months ended September 30, 2026 compared to $165.0 million for the nine months ended September 30, 2025. Gross margin increased to 40.0% for the nine months ended September 30, 2026 from 39.8% for the nine months ended September 30, 2025. The increase in gross margin was driven primarily by the benefit from the IEEPA tariff refund, partially offset by a product mix shift and deleverage on fixed promotional investments.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Sales and marketing	$43,993	$66,989	$(22,996)	(34.3)%
As a percentage of revenue	15.2%	16.2%
Sales and marketing expense decreased by $23.0 million, or 34.3%, to $44.0 million for the nine months ended September 30, 2026 compared to $67.0 million for the nine months ended September 30, 2025. As a percentage of revenue, sales and marketing expense decreased to 15.2% for the nine months ended September 30, 2026 from 16.2% for the nine months ended September 30, 2025. The decrease was primarily due to lower employee-related costs and reduced demand creation spend, reflecting cost reduction actions associated with Project Gravity.
General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
General and administrative	$61,150	$73,215	$(12,065)	(16.5)%
As a percentage of revenue	21.2%	17.7%
General and administrative expense decreased by $12.1 million, or 16.5%, to $61.2 million for the nine months ended September 30, 2026 compared to $73.2 million for the nine months ended September 30, 2025. The decrease in general and administrative expense was driven primarily by lower employee-related costs reflecting cost reduction actions associated with Project Gravity, and reduced stock-based compensation expense. As a percentage of revenue, general and administrative expense increased to 21.2% for the nine months ended September 30, 2026 from 17.7% for the nine months ended September 30, 2025, as the decline in revenue outpaced the reduction in general and administrative expense.
Goodwill Impairment

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Goodwill impairment	$—	$74,725	$(74,725)	*
As a percentage of revenue	—%	18.0%
* Not meaningful
We recorded no goodwill impairment for the nine months ended September 30, 2026 compared to $74.7 million of non-cash goodwill impairment for the nine months ended September 30, 2025. The impairment was primarily driven by a sustained decrease of our prior year stock price and market capitalization, resulting in our reporting unit's carrying amount exceeding its fair value.
Restructuring and Other Costs

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Restructuring and other costs	$6,372	$9,672	$(3,300)	(34.1)%
As a percentage of revenue	2.2%	2.3%
Restructuring and other costs decreased by $3.3 million, or 34.1%, to $6.4 million for the nine months ended September 30, 2026 compared to $9.7 million for the nine months ended September 30, 2025. The decrease in restructuring and other costs was primarily driven by reduced consulting fees, as well as lower severance and other personnel costs.
Total Other Expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%

	(dollars in thousands)
Interest expense	$(23,787)	$(23,799)	$(12)	(0.1)%
Other income, net	11,928	9,563	2,365	24.7%
Total other expense	$(11,859)	$(14,236)	$(2,377)	(16.7)%
As a percentage of revenue	(4.1)%	(3.4)%
Total other expense decreased by $2.4 million, or 16.7%, to $11.9 million for the nine months ended September 30, 2026 compared to $14.2 million for the nine months ended September 30, 2025. This decrease was primarily related to the incremental benefit recognized in the current year associated with the employee retention tax credit and interest income from the IEEPA tariff refunds, partially offset by unfavorable foreign currency impacts and lower realized gains on our interest rate swaps following their maturity on February 28, 2026.
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
As of September 30, 2026, we had cash and cash equivalents of $67.8 million, $82.5 million borrowing capacity under our Revolving Credit Facility (as defined below) and $16.3 million borrowing capacity under our Receivables Financing Agreement (as defined below). As of September 30, 2026, we had no outstanding loan amounts under the Revolving Credit Facility and Receivables Financing Agreement. As of September 30, 2026, the total principal amount outstanding under our First Lien Term Loan Facility was $403.1 million, with any remaining unpaid principal and any accrued and unpaid interest due on the maturity date of June 29, 2028. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, availability under our Revolving Credit Facility and Receivables Financing Agreement, and our anticipated cash flows from operating activities will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. However, our future working capital requirements will depend on many factors, including the implementation of Project Gravity, our rate of revenue growth and profitability, the timing and size of future acquisitions, and the timing of introductions of new products and investments in our supply chain and implementation of technologies. The Receivables Financing Agreement is scheduled to expire on August 6, 2027, the Extended Revolving Facility (as defined below) is scheduled to expire on December 29, 2027, and the First Lien Term Loan Facility matures on June 29, 2028.

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
Cash Flows
The following table sets forth cash flow data for the periods indicated therein (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$54,839	$5,009
Net cash used in investing activities	(5,577)	(5,863)
Net cash used in financing activities	(1,072)	(8,261)
Net increase (decrease) in cash and cash equivalents	$48,190	$(9,115)
Cash Flow from Operating Activities
Cash flows related to operating activities are dependent on net loss, non-cash adjustments to net loss, and changes in working capital. The increase in net cash provided by operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily due to the receipts of the IEEPA tariff refunds of $16.2 million and the receipts of employee retention tax credits of $11.6 million, which drove a decrease in net loss, as well as the net cash provided by working capital, adjusted for non-cash items, as compared to the prior year period. The current period change in working capital was primarily driven by a decrease in accounts receivable, reflecting the collection of prior period balances against a lower volume of new sales activity following our exit from the direct-to-consumer business and the Costco roadshow programs under Project Gravity. Working capital also benefited from a decrease in inventories, reflecting deliberate rightsizing of inventory levels in support of our strategic realignment under Project Gravity, and a decrease in accrued expenses, reflecting lower operating cost levels resulting from cost savings actions taken under Project Gravity.
Cash Flow from Investing Activities
The decrease in cash used in investing activities during the nine months ended September 30, 2026 was primarily related to lower capital expenditures related to tooling equipment.
Cash Flow from Financing Activities
The decrease in cash used in financing activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by the absence of borrowings under the Receivables Financing Agreement (as defined below) in the current period, compared to net repayments of $5.0 million in the prior year period for general corporate and working capital purposes.
Credit Facilities
On June 29, 2021, we refinanced our existing credit facilities and entered into the First Lien Credit Agreement. The First Lien Credit Agreement originally provided for a $560.0 million senior secured term loan facility (the “First Lien Term Loan Facility”), including a $50.0 million delayed draw term loan, and a $125.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the First Lien Term Loan Facility, the “Credit Facilities”).
First Lien Credit Agreement
The First Lien Term Loan Facility accrues interest at Term SOFR plus a fixed spread ranging from 3.00% to 3.25% per annum based on our Public Debt Rating (as defined in the First Lien Credit Agreement). The First Lien Term Loan Facility requires quarterly principal payments from December 2021 through June 2028, with any remaining unpaid principal and accrued interest due on the maturity date of June 29, 2028. As of September 30, 2026 and December 31, 2025, the total principal amount outstanding on the First Lien Term Loan Facility was $403.1 million and $403.3 million, respectively.
On August 5, 2025, we amended the First Lien Credit Agreement (the “Amendment”) to reduce the overall size of the Revolving Credit Facility from $125.0 million to $112.5 million and split it into two tranches: a $30.0 million tranche which expired on June 29, 2026 and an $82.5 million tranche expiring on December 29, 2027 (the “Extended Revolving Facility”). Loans under the Extended Revolving Facility accrue interest at Term SOFR plus a fixed spread ranging from 2.75% to 3.25% per annum, with a commitment fee of 0.25% to 0.50% per annum on undrawn amounts, each based on our First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement). Letters of credit may be issued under the Extended Revolving Facility in an amount not to exceed $11.4 million which, when issued, lower the overall borrowing capacity of the facility. No payment of outstanding principal amounts under either tranche is due prior to the respective expiration date of each tranche. As of September 30, 2026 and December 31, 2025, we had no outstanding loan amounts under the Extended Revolving Facility.
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
The First Lien Credit Agreement contains certain affirmative and negative covenants that limit our ability to, among other things, incur additional indebtedness or liens (with certain exceptions), make certain investments, engage in fundamental changes or transactions including changes of control, transfer or dispose of certain assets, make restricted payments (including dividends), engage in new lines of business, make certain prepayments and engage in certain affiliate transactions. All lenders under the Revolving Credit Facility are the beneficiaries of a First Lien Net Leverage Ratio (as defined in the First Lien Credit Agreement) test of 6.20 to 1.00, which is only applicable if our utilization of the Revolving Credit Facility in excess of a threshold set forth in the First Lien Credit Agreement. Pursuant to the Amendment, we have agreed to certain additional negative covenant restrictions for the benefit of the lenders under the Extended Revolving Facility. The lenders under the Extended Revolving Facility are the beneficiaries of a 6.20 to 1.00 First Lien Net Leverage Ratio covenant with a lower trigger threshold for testing, as set forth in the Amendment, and a minimum liquidity covenant requiring the maintenance of liquidity of at least $15.0 million, which is tested monthly. As of September 30, 2026, we were in compliance with the covenants under the Credit Facilities.
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
On August 6, 2024, we entered into Amendment No. 10 to the Receivables Financing Agreement in order to extend the expiration of the facility to August 6, 2027. As part of the amendment, we are required to pay an upfront fee for the facility, along with a fixed interest rate on outstanding cash advances of approximately 2.6% and a floating interest rate based on the CP Rate or Adjusted Term SOFR (each as defined in the Receivables Financing Agreement). We were in compliance with the covenants under the Receivables Financing Agreement as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, we had no outstanding loan amounts under the Receivables Financing Agreement.
Contractual Obligations
There have been no material changes to our contractual obligations as of September 30, 2026 from those disclosed in our Annual Report on Form 10-K. Refer to the heading "Management's Discussion and Analysis of Financial Condition and Results

of Operations—Liquidity and Capital Resources" included in our Annual Report on Form 10-K for a discussion of our debt and operating lease obligations, respectively.
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
Our critical accounting policies and estimates are described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K, the notes to the consolidated financial statements included therein and Note 2 – Summary of Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $67.8 million and $19.6 million as of September 30, 2026 and December 31, 2025, respectively. We hold cash and cash equivalents for working capital purposes. We do not have material exposure to market risk with respect to investments. We had $403.1 million and $403.3 million of outstanding debt as of September 30, 2026 and December 31, 2025, respectively. Certain amounts under our Credit Facilities accrue interest at a floating interest rate. Based on the outstanding balance of the Credit Facilities as of September 30, 2026, for every 100 basis point increase in interest rates, we would incur approximately $4.0 million of additional annual interest expense. In February 2022, we entered into a floating-to-fixed interest rate swap contract to hedge fluctuations on a portion of our variable rate debt, which matured on February 28, 2026. As a result of this maturity, we now have unhedged floating rate exposure on our outstanding term loan balance, which increases our sensitivity to interest rate movements compared to prior periods when a portion of our debt was hedged. We may in the future use caps, collars, structured collars, or other common derivative financial instruments to reduce interest rate risk. It is difficult to predict the effect that future hedging activities would have on our operating results.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the U.S. has announced and implemented additional tariffs on certain imports from China under multiple authorities. On February 20, 2026, the Supreme Court ruled that the President cannot use the International Emergency Economic Powers Act (IEEPA) to impose tariffs, invalidating certain tariffs that had been imposed under IEEPA. In response to this ruling, the President signed a proclamation imposing a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Section 122 tariffs are subject to a 150-day statutory limit and expired by operation of law on July 24, 2026, and were not extended by Congress. The legality of the Section 122 tariffs is itself the subject of ongoing litigation; on March 5, 2026, twenty-four states filed a lawsuit in the U.S. Court of International Trade challenging the President's authority to impose global tariffs under Section 122, and a separate legal challenge was filed by impacted businesses on March 9, 2026. On May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful. The court's injunction applied only to the specific plaintiffs, and the tariffs remained in effect for all other importers while the administration pursued an appeal until they expired by operation of law on July 24, 2026. In addition, the Office of the U.S. Trade Representative has initiated new Section 301 investigations targeting structural excess capacity in manufacturing sectors and forced labor practices. The forced labor investigations resulted in additional Section 301 tariffs of 10% or 12.5% on imports from 60 economies, subject to certain product exemptions, effective July 24, 2026, and the structural excess capacity investigations could result in additional country-specific tariffs similar in scope to those previously imposed under IEEPA. Section 301 tariffs on Chinese goods also remain in effect.
The U.S. also continues to maintain tariffs on steel, aluminum and copper, as well as increased tariffs and import restrictions on products imported from various other countries. These tariffs on aluminum, steel and copper include derivative tariffs that have impacted and will continue to impact a broad range of downstream products, which have and may continue to adversely impact our business.
In addition, our products and the components and materials used in their manufacture currently are or may in the future be subject to antidumping or countervailing duties. The U.S. Department of Commerce and the U.S. International Trade Commission continue to initiate and conduct antidumping and countervailing duty investigations covering a wide range of products imported from countries in which we source goods. The application of these orders to products we import, or on raw materials and components used in their manufacture, could result in the assessment of special antidumping or countervailing duty rates that may be substantial. These duties are assessed retroactively and final duty rates may increase significantly from the estimated rates deposited at the time of entry. For example, in April 2026, U.S. Customs and Border Protection issued us a proposed notice of action asserting that certain drip tray and bucket liners sourced from China are subject to certain antidumping and countervailing duty orders. We have responded to the proposed notice of action and have initiated formal proceedings before the U.S. Department of Commerce to seek scope ruling on the applicable orders. We believe a loss is not probable and we are currently unable to estimate the amount, or range of amounts, of any such loss, the ultimate outcome remains uncertain, and an adverse resolution of this or similar future proceedings could result in the retroactive assessment of substantial duties.
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
In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is substantial uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. This uncertainty has been heightened by the February 2026 Supreme Court ruling invalidating IEEPA tariffs and the May 2026 U.S. Court of International Trade ruling striking down the Section 122 tariffs, which together have resulted in changes to the tariff structure and cast doubt on the administration's current legal authority to maintain broad-based global tariffs. The Section 122 tariffs expired by operation of law on July 24, 2026, and were not extended by Congress, and while USTR has finalized forced-labor-related Section 301 tariffs effective July 24, 2026, its structural excess capacity Section 301 investigations remain pending, creating additional uncertainty as to the tariff rates that will apply to our imports for the remainder of 2026 and beyond. We cannot predict whether, and to what extent, U.S. trade policies will change in the future. A significant proportion of our products, including our grills, are manufactured in China, Vietnam, Taiwan, and other regions outside of the United States. Approximately 80% of our grills are manufactured in China. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain downstream products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers, and could have a material adverse effect on our business, financial condition, and results of operations and affect our strategy in China, Vietnam, Taiwan, and elsewhere around the world.
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
Other than as set forth above, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
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
None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Traeger, Inc.	8-K	08/03/21	3.1

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated June 12, 2024.	8-K	06/17/24	3.1

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Traeger, Inc., dated March 17, 2026.	8-K	03/17/26	3.1

3.4	Bylaws of Traeger, Inc.	8-K	08/03/21	3.2

10.1	Amendment No. 11 to the Receivables Financing Agreement, by and among Traeger SPE LLC, MUFG Bank, Ltd., Traeger Pellet Grills LLC and the lenders party thereto, dated September 21, 2026.				*

10.2	Amended and Restated Non-Employee Director Compensation Program.				*

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)				*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350				**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350				**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				*

101.SCH	Inline XBRL Taxonomy Extension Schema Document				*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				*
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAEGER, INC.
Date: November 4, 2026
	By:	/s/ Jeremy Andrus
	Name:	Jeremy Andrus
	Title:	Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2026
	By:	/s/ Michael J. Hord
	Name:	Michael J. Hord
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)